Form 10-Q
period 2025-09-30
OLD NATIONAL BANCORP /IN/
filed 2025-10-29
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 390,773,000 shares outstanding at October 29, 2025.

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
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and due from banks	$491,910	$394,450
Money market and other interest-earning investments	1,190,707	833,518
Total cash and cash equivalents	1,682,617	1,227,968
Equity securities, at fair value	126,281	91,996
Investment securities - available-for-sale, at fair value (amortized cost $12,144,753 and $8,480,508, respectively)	11,417,887	7,458,459
Investment securities - held-to-maturity, at amortized cost (fair value $2,518,672 and $2,471,138, respectively)	2,910,215	2,954,881
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	494,720	378,705
Loans held-for-sale, at fair value	80,341	34,483
Loans:
Commercial	14,506,375	10,288,560
Commercial real estate	22,083,734	16,307,486
Residential real estate	8,190,127	6,797,586
Consumer	3,187,679	2,892,255
Total loans, net of unearned income	47,967,915	36,285,887
Allowance for credit losses on loans	(572,178)	(392,522)
Net loans	47,395,737	35,893,365
Premises and equipment, net	691,950	588,970
Goodwill	2,418,658	2,175,251
Other intangible assets	508,302	120,847
Company-owned life insurance	1,044,780	859,851
Accrued interest receivable and other assets	2,438,674	1,767,496
Total assets	$71,210,162	$53,552,272
Liabilities
Deposits:
Noninterest-bearing demand	$12,691,658	$9,399,019
Interest-bearing:
Checking and NOW	11,162,121	8,040,331
Savings	4,958,555	4,753,279
Money market	17,032,446	11,875,192
Time deposits	9,161,404	6,755,739
Total deposits	55,006,184	40,823,560
Federal funds purchased and interbank borrowings	1	385
Securities sold under agreements to repurchase	277,594	268,975
Federal Home Loan Bank advances	5,663,361	4,452,559
Other borrowings	825,425	689,618
Accrued expenses and other liabilities	1,128,326	976,825
Total liabilities	62,900,891	47,211,922
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 390,768 and 318,980 shares issued and outstanding, respectively	390,768	318,980
Capital surplus	5,961,394	4,570,865
Retained earnings	2,251,000	1,966,048
Accumulated other comprehensive income (loss), net of tax	(524,391)	(746,043)
Total shareholders’ equity	8,309,271	6,340,350
Total liabilities and shareholders’ equity	$71,210,162	$53,552,272
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Interest Income
Loans including fees:
Taxable	$731,633	$561,428	$1,905,907	$1,594,411
Nontaxable	20,252	12,703	47,019	39,048
Investment securities:
Taxable	143,155	83,567	353,569	241,349
Nontaxable	9,945	10,531	30,244	31,769
Money market and other interest-earning investments	12,207	11,696	35,813	32,992
Total interest income	917,192	679,925	2,372,552	1,939,569
Interest Expense
Deposits	272,601	229,727	703,184	630,972
Federal funds purchased and interbank borrowings	1,816	292	4,394	3,239
Securities sold under agreements to repurchase	731	612	1,918	2,168
Federal Home Loan Bank advances	57,143	47,719	158,081	133,529
Other borrowings	10,292	9,851	27,933	33,058
Total interest expense	342,583	288,201	895,510	802,966
Net interest income	574,609	391,724	1,477,042	1,136,603
Provision for credit losses	26,738	28,497	164,976	83,602
Net interest income after provision for credit losses	547,871	363,227	1,312,066	1,053,001
Noninterest Income
Wealth and investment services fees	39,684	29,117	105,149	86,779
Service charges on deposit accounts	27,856	20,350	72,890	57,598
Debit card and ATM fees	13,197	11,362	36,110	32,409
Mortgage banking revenue	10,442	7,669	27,353	19,211
Capital markets income	12,629	7,426	24,249	15,055
Company-owned life insurance	7,565	5,315	19,571	14,488
Debt securities gains (losses), net	7	(76)	(110)	(90)
Other income	19,081	12,975	71,560	33,481
Total noninterest income	130,461	94,138	356,772	258,931
Noninterest Expense
Salaries and employee benefits	211,345	147,494	561,762	456,490
Occupancy	34,442	27,130	93,927	80,696
Equipment	12,703	9,888	34,170	27,263
Marketing	15,093	11,036	40,792	32,954
Technology	36,122	23,343	89,594	67,368
Communication	7,742	4,681	16,890	13,161
Professional fees	13,598	7,278	43,448	24,236
FDIC assessment	14,095	11,722	37,204	32,711
Amortization of intangibles	26,184	7,411	52,644	20,291
Amortization of tax credit investments	7,057	3,277	16,296	8,773
Other expense	67,353	19,023	112,244	53,656
Total noninterest expense	445,734	272,283	1,098,971	817,599
Income before income taxes	232,598	185,082	569,867	494,333
Income tax expense	50,031	41,280	117,233	109,018
Net income	182,567	143,802	452,634	385,315
Preferred dividends	(4,034)	(4,034)	(12,101)	(12,101)
Net income applicable to common shareholders	$178,533	$139,768	$440,533	$373,214
Net income per common share - basic	$0.46	$0.44	$1.24	$1.21
Net income per common share - diluted	0.46	0.44	1.23	1.21
Weighted average number of common shares outstanding - basic	389,038	315,622	355,307	307,426
Weighted average number of common shares outstanding - diluted	390,496	317,331	357,278	308,605
Dividends per common share	$0.14	$0.14	$0.42	$0.42
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$182,567	$143,802	$452,634	$385,315

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	94,794	216,995	262,771	154,498
Reclassification adjustment for securities (gains) losses realized in income	(7)	76	110	90
Income tax effect	(23,828)	(54,153)	(66,017)	(38,470)
Unrealized gains (losses) on available-for-sale securities	70,959	162,918	196,864	116,118

Change in securities held-to-maturity:
Amortization of unrecognized losses on securities transferred from available-for-sale	4,040	4,740	12,024	13,434
Income tax effect	(1,026)	(1,203)	(3,052)	(3,411)
Changes from securities held-to-maturity	3,014	3,537	8,972	10,023

Change in hedges:
Net unrealized derivative gains (losses) on hedges	(1,597)	23,654	14,328	(2,540)
Reclassification adjustment for (gains) losses realized in net income	3,275	4,936	7,004	14,560
Income tax effect	(434)	(7,393)	(5,516)	(3,108)
Changes from hedges	1,244	21,197	15,816	8,912

Other comprehensive income (loss), net of tax	75,217	187,652	221,652	135,053
Comprehensive income (loss)	$257,784	$331,454	$674,286	$520,368
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
December 31, 2023	$230,500	$292,655	$4,159,924	$1,618,630	$(738,809)	$5,562,900
Net income	—	—	—	120,284	—	120,284
Other comprehensive income (loss)	—	—	—	—	(40,819)	(40,819)
Cash dividends:
Common ($0.14 per share)	—	—	—	(41,060)	—	(41,060)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for Employee Stock Purchase Plan (“ESPP”)	—	17	248	—	—	265
Common stock repurchased	—	(434)	(6,748)	—	—	(7,182)
Share-based compensation expense	—	—	5,491	—	—	5,491
Stock activity under incentive compensation plans	—	1,092	(1,373)	(156)	—	(437)
Balance, March 31, 2024	230,500	293,330	4,157,542	1,693,664	(779,628)	5,595,408
Net income	—	—	—	121,229	—	121,229
Other comprehensive income (loss)	—	—	—	—	(11,780)	(11,780)
Acquisition of CapStar Financial Holdings, Inc.	—	24,014	393,584	—	—	417,598
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,656)	—	(44,656)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued for ESPP	—	16	249	—	—	265
Common stock repurchased	—	(77)	(1,199)	—	—	(1,276)
Share-based compensation expense	—	—	9,062	—	—	9,062
Stock activity under incentive compensation plans	—	1,686	(8,273)	(158)	—	(6,745)
Balance, June 30, 2024	230,500	318,969	4,550,965	1,766,046	(791,408)	6,075,072
Net income	—	—	—	143,802	—	143,802
Other comprehensive income (loss)	—	—	—	—	187,652	187,652
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,654)	—	(44,654)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for ESPP	—	15	239	—	—	254
Common stock repurchased	—	(15)	(272)	—	—	(287)
Share-based compensation expense	—	—	8,703	—	—	8,703
Stock activity under incentive compensation plans	—	(14)	941	(137)	—	790
Balance, September 30, 2024	$230,500	$318,955	$4,560,576	$1,861,023	$(603,756)	$6,367,298

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) – (Continued)
(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

December 31, 2024	$230,500	$318,980	$4,570,865	$1,966,048	$(746,043)	$6,340,350
Net income	—	—	—	144,659	—	144,659
Other comprehensive income (loss)	—	—	—	—	97,534	97,534
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,653)	—	(44,653)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for ESPP	—	12	238	—	—	250
Common stock repurchased	—	(611)	(12,927)	—	—	(13,538)
Share-based compensation expense	—	—	14,411	—	—	14,411
Stock activity under incentive compensation plans	—	855	(481)	(699)	—	(325)
Balance, March 31, 2025	230,500	319,236	4,572,106	2,061,321	(648,509)	6,534,654
Net income	—	—	—	125,408	—	125,408
Other comprehensive income (loss)	—	—	—	—	48,901	48,901
Acquisition of Bremer Financial Corporation	—	50,183	983,079	—	—	1,033,262
Cash dividends:
Common ($0.14 per share)	—	—	—	(54,855)	—	(54,855)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued:
ESPP	—	13	243	—	—	256
Forward sale agreements	—	21,905	421,331	—	—	443,236
Common stock repurchased	—	(379)	(7,578)	—	—	(7,957)
Share-based compensation expense	—	—	7,739	—	—	7,739
Stock activity under incentive compensation plans	—	860	(736)	(348)	—	(224)
Balance, June 30, 2025	$230,500	$391,818	$5,976,184	$2,127,493	$(599,608)	$8,126,387
Net income	—	—	—	182,567	—	182,567
Other comprehensive income (loss)	—	—	—	—	75,217	75,217
Cash dividends:
Common ($0.14 per share)	—	—	—	(54,863)	—	(54,863)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for ESPP	—	13	252	—	—	265
Common stock repurchased	—	(1,122)	(24,081)	—	—	(25,203)
Share-based compensation expense	—	—	8,610	—	—	8,610
Stock activity under incentive compensation plans	—	59	429	(163)	—	325
Balance, September 30, 2025	$230,500	$390,768	$5,961,394	$2,251,000	$(524,391)	$8,309,271
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Cash Flows From Operating Activities
Net income	$452,634	$385,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	32,115	28,449
Amortization of other intangible assets	52,644	20,291
Amortization of tax credit investments	16,296	8,773
Net (discount accretion) premium amortization	(95,091)	(19,881)
Share-based compensation expense	30,760	23,256
Provision for credit losses	164,976	83,602
Debt securities (gains) losses, net	110	90
Net (gains) losses on sales of loans and other assets	(9,585)	(7,084)
Increase in cash surrender value of company-owned life insurance	(19,571)	(14,488)
Residential real estate loans originated for sale	(865,826)	(632,726)
Proceeds from sales of residential real estate loans	838,225	615,624
(Increase) decrease in interest receivable	(50,927)	11,447
(Increase) decrease in other assets	128,383	(38,458)
Increase (decrease) in accrued expenses and other liabilities	(152,855)	(77,681)
Net cash flows provided by (used in) operating activities	522,288	386,529
Cash Flows From Investing Activities
Cash received from merger, net	135,124	177,791
Purchases of investment securities available-for-sale	(4,077,327)	(1,263,354)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(93,325)	(13,129)
Purchases of equity securities	(6,923)	(5,462)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,149,256	755,417
Proceeds from sales of investment securities available-for-sale	2,082,052	297,858
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	54,213	55,069
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	71,234	14,426
Proceeds from sales of equity securities	4,636	2,755
Loan originations and payments, net	(546,956)	(1,327,734)
Proceeds from sales of commercial loans	95,298	63,434
Proceeds from company-owned life insurance death benefits	16,507	10,212
Proceeds from sales of premises and equipment and other assets	2,368	1,585
Purchases of premises and equipment and other assets	(22,189)	(23,513)
Net cash flows provided by (used in) investing activities	(1,136,032)	(1,254,645)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	1,320,267	1,050,442
Federal funds purchased and interbank borrowings	(384)	134,873
Securities sold under agreements to repurchase	(40,512)	(40,580)
Other borrowings	(72,730)	(209,675)
Payments for maturities of Federal Home Loan Bank advances	(2,295,285)	(1,300,000)
Proceeds from Federal Home Loan Bank advances	1,926,200	1,400,000
Cash dividends paid	(166,472)	(142,471)
Common stock repurchased	(46,698)	(8,745)
Common stock issued for ESPP	771	784
Common stock issued for forward sale agreements	443,236	—
Net cash flows provided by (used in) financing activities	1,068,393	884,628
Net increase (decrease) in cash and cash equivalents	454,649	16,512
Cash and cash equivalents at beginning of period	1,227,968	1,175,058
Cash and cash equivalents at end of period	$1,682,617	$1,191,570

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Supplemental Cash Flow Information:
Total interest paid	$925,019	$797,929
Total income taxes paid (net of refunds)	54,159	54,904
Noncash Investing and Financing Activities:
Common stock issued for merger, net	1,033,262	417,598
Operating lease right-of-use assets obtained in exchange for lease obligations	55,398	22,367
Finance lease right-of-use assets obtained in exchange for lease obligations	7,728	16,703
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2025 and December 31, 2024, and the results of its operations for the three and nine months ended September 30, 2025 and 2024. Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
FASB ASC 326 – In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update introduce a practical expedient for all entities and an accounting policy election that is available to all entities other than public business entities related to applying ASC 326-20 to simplify the measurement of credit losses on current accounts receivable and current contract assets that occur from transactions accounted for under ASC 606. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
FASB ASC 350 – In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU revises ASC 350-40 to clarify and modernize the accounting and disclosure requirements for software costs. The new update eliminates ASC 350-50, which previously addressed website development costs, and incorporated its relevant guidance into ASC 350-40. The ASU refines ASC 350-40, but it does not entirely integrate the accounting approach for internal-use software with that for externally sold software under ASC 985-20. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
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
In addition, on November 25, 2024, Old National entered into a forward sale agreement with Citibank, N.A. (the “Forward Purchaser”) to issue 19,047,619 shares of Old National common stock for an aggregate offering amount of $400.0 million and entered into an underwriting agreement with Citigroup Global Markets Inc., as representative for the underwriters named therein (collectively, the “Underwriters”) and as forward seller (the “Forward Seller”), and the Forward Purchaser. The Underwriters were also granted a 30-day option to purchase up to an additional 2,857,143 shares of Old National common stock. On November 25, 2024, the Underwriters exercised this option in full, upon which Old National entered into an additional forward sale agreement to issue 2,857,143 shares of Old National common stock. Old National physically settled in full the forward sale agreements on May 23, 2025 by delivering 21,904,762 shares of Old National common stock to the Forward Purchaser. Old National received net proceeds from such sale of shares of Old National common stock and full physical settlement of the forward sale agreements of $443.2 million.
The assets acquired and liabilities assumed in the Company’s acquisition of Bremer, both intangible and tangible, were recorded at their estimated fair values as of the merger date and have been accounted for under the acquisition method of accounting. The following table presents the preliminary valuation of the assets acquired and liabilities assumed and the fair value of consideration as of the merger date and also includes certain reclassifications to conform to the current presentation in the Consolidated Balance Sheet:

(dollars and shares in thousands)	May 1, 2025
Assets
Cash and cash equivalents	$449,757
Equity securities	26,070
Investment securities	2,811,108
FHLB/Federal Reserve Bank stock	93,924
Loans held-for-sale	9,883
Loans, net of allowance for credit losses	11,110,449
Premises and equipment	110,157
Goodwill	243,407
Other intangible assets	440,099
Company-owned life insurance	181,909
Other assets	794,184
Total assets	$16,270,947
Liabilities
Deposits	$12,862,357
Securities sold under agreements to repurchase	49,131
Federal Home Loan Bank advances	1,559,227
Other borrowings	205,194
Accrued expenses and other liabilities	247,143
Total liabilities	$14,923,052
Fair value of consideration
Common stock (50,183 shares issued at $20.67 per share)	$1,033,262
Cash	314,633
Total consideration	$1,347,895
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
The fair value of purchased credit deteriorated (“PCD”) assets was $1.9 billion on the date of merger. The gross contractual amounts receivable relating to the PCD assets was $2.1 billion. Old National estimates, on the date of the merger, that $103.5 million of the contractual cash flows specific to the PCD assets will not be collected.
Merger-related costs associated with the Bremer acquisition have been expensed for the three and nine months ended September 30, 2025 totaling $67.0 million and $108.0 million, respectively, and additional merger-related and integration costs will be expensed in future periods as incurred.

As a result of the acquisition, Old National assumed sponsorship of Bremer’s defined benefit pension plan under which both plan participation and benefit accruals were frozen subsequent to the acquisition. The net pension asset associated with Bremer’s defined benefit pension plan is recorded in other assets on the consolidated balance sheet. Pension costs were not material in the three and nine months ended September 30, 2025.
The Company’s results of operations for the three and nine months ended September 30, 2025 include the operating results of the acquired assets and assumed liabilities of Bremer subsequent to the acquisition on May 1, 2025. Due to the integration of certain Bremer systems and processes since the acquisition date, the Company has determined that it is impractical to report the amounts of revenue and income before income taxes of legacy Bremer subsequent to the acquisition.
Summary of Unaudited Pro-Forma Financial Information
The following table presents supplemental unaudited pro-forma financial information as if the Bremer merger had occurred on January 1, 2024. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective as of this assumed date.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Total revenues (1)	$705,070	$690,920	$2,068,156	$1,986,405
Income before income taxes	299,636	201,562	781,650	540,653
(1)    Includes net interest income and total noninterest income.
Supplemental pro-forma earnings for the three months ended September 30, 2025 were adjusted to exclude $67.0 million of merger-related costs. Supplemental pro-forma earnings for the three months ended September 30, 2024 were adjusted to include merger-related costs. Supplemental pro-forma earnings for the nine months ended September 30, 2025 were adjusted to exclude $108.0 million of merger-related costs, $6.5 million of provision for credit losses on unfunded loan commitments, and $69.1 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired as well as a $21.0 million gain associated with the freezing of benefits of the Bremer pension plan. Supplemental pro-forma earnings for the nine months ended September 30, 2024 were adjusted to include these costs.
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
Merger-related costs primarily associated with the CapStar acquisition totaling $2.2 million and $3.6 million, respectively, have been expensed for the three and nine months ended September 30, 2025 compared to $6.9 million and $29.2 million, respectively, for the three and nine months ended September 30, 2024. Additional merger-related and integration costs will be expensed in future periods as incurred.

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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Net income	$182,567	$143,802	$452,634	$385,315
Preferred dividends	(4,034)	(4,034)	(12,101)	(12,101)
Net income applicable to common shares	$178,533	$139,768	$440,533	$373,214

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	389,038	315,622	355,307	307,426
Effect of dilutive securities:
Restricted stock	1,458	1,709	1,971	1,179
Weighted average diluted shares outstanding	390,496	317,331	357,278	308,605
Basic Net Income Per Common Share	$0.46	$0.44	$1.24	$1.21
Diluted Net Income Per Common Share	$0.46	$0.44	$1.23	$1.21
NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale portfolio and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in accumulated other comprehensive income (loss) (“AOCI”).

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
September 30, 2025
Available-for-Sale
U.S. Treasury	$268,957	$86	$(10,230)	$(44,732)	$214,081
U.S. government-sponsored entities and agencies	1,553,040	318	(146,525)	(57,074)	1,349,759
Mortgage-backed securities - Agency	9,636,140	68,310	(512,627)	—	9,191,823
States and political subdivisions	450,185	2,073	(21,682)	2,588	433,164
Pooled trust preferred securities	13,816	—	(2,283)	—	11,533
Other securities	222,615	1,277	(6,365)	—	217,527
Total available-for-sale securities	$12,144,753	$72,064	$(699,712)	$(99,218)	$11,417,887

December 31, 2024
Available-for-Sale
U.S. Treasury	$261,421	$67	$(12,659)	$(49,816)	$199,013
U.S. government-sponsored entities and agencies	1,521,610	7	(181,360)	(82,351)	1,257,906
Mortgage-backed securities - Agency	5,861,067	6,005	(662,181)	—	5,204,891
States and political subdivisions	510,630	148	(25,881)	647	485,544
Pooled trust preferred securities	13,807	—	(2,485)	—	11,322
Other securities	311,973	760	(12,950)	—	299,783
Total available-for-sale securities	$8,480,508	$6,987	$(897,516)	$(131,520)	$7,458,459
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

(dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
September 30, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$838,535	$—	$(132,641)	$705,894
Mortgage-backed securities - Agency	925,192	—	(130,879)	794,313
States and political subdivisions	1,146,638	182	(128,205)	1,018,615
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,910,215	$182	$(391,725)	$2,518,672

December 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$832,984	$—	$(168,653)	$664,331
Mortgage-backed securities - Agency	970,212	—	(169,546)	800,666
States and political subdivisions	1,151,835	317	(145,861)	1,006,291
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,954,881	$317	$(484,060)	$2,471,138
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Proceeds	$57,784	$22,545	$2,221,229	$370,870
Realized gains	7	90	97	98
Realized losses	—	(166)	(207)	(188)
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	September 30, 2025
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$225,299	$224,999	3.84%
One to five years	4,387,628	4,323,449	4.48
Five to ten years	6,214,098	5,786,459	3.77
Beyond ten years	1,317,728	1,082,980	2.96
Total	$12,144,753	$11,417,887	3.94%
Held-to-Maturity
Within one year	$18,332	$18,278	3.21%
One to five years	53,952	49,913	2.03
Five to ten years	1,454,602	1,280,939	2.54
Beyond ten years	1,383,329	1,169,542	2.80
Total	$2,910,215	$2,518,672	2.66%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
Available-for-Sale
U.S. Treasury	$998	$—	$184,848	$(10,230)	$185,846	$(10,230)
U.S. government-sponsored entities and agencies	84,581	(413)	1,165,864	(146,112)	1,250,445	(146,525)
Mortgage-backed securities - Agency	296,110	(1,726)	3,247,585	(510,901)	3,543,695	(512,627)
States and political subdivisions	9,884	(65)	240,834	(21,617)	250,718	(21,682)
Pooled trust preferred securities	—	—	11,533	(2,283)	11,533	(2,283)
Other securities	17,136	(126)	144,051	(6,239)	161,187	(6,365)
Total available-for-sale	$408,709	$(2,330)	$4,994,715	$(697,382)	$5,403,424	$(699,712)

December 31, 2024
Available-for-Sale
U.S. Treasury	$3,977	$(26)	$177,691	$(12,633)	$181,668	$(12,659)
U.S. government-sponsored entities and agencies	98,280	(1,713)	1,144,618	(179,647)	1,242,898	(181,360)
Mortgage-backed securities - Agency	857,440	(9,172)	3,406,350	(653,009)	4,263,790	(662,181)
States and political subdivisions	133,906	(1,462)	279,121	(24,419)	413,027	(25,881)
Pooled trust preferred securities	—	—	11,322	(2,485)	11,322	(2,485)
Other securities	33,292	(295)	199,631	(12,655)	232,923	(12,950)
Total available-for-sale	$1,126,895	$(12,668)	$5,218,733	$(884,848)	$6,345,628	$(897,516)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$705,894	$(132,641)	$705,894	$(132,641)
Mortgage-backed securities - Agency	—	—	794,313	(130,879)	794,313	(130,879)
States and political subdivisions	52,126	(789)	951,019	(127,416)	1,003,145	(128,205)
Total held-to-maturity	$52,126	$(789)	$2,451,226	$(390,936)	$2,503,352	$(391,725)

December 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$664,331	$(168,653)	$664,331	$(168,653)
Mortgage-backed securities - Agency	—	—	800,666	(169,546)	800,666	(169,546)
States and political subdivisions	37,007	(430)	937,364	(145,431)	974,371	(145,861)
Total held-to-maturity	$37,007	$(430)	$2,402,361	$(483,630)	$2,439,368	$(484,060)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $97.9 million at September 30, 2025 and $110.0 million at December 31, 2024. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at September 30, 2025 or December 31, 2024.

An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at September 30, 2025 and December 31, 2024. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $58.6 million at September 30, 2025 and $55.3 million at December 31, 2024.
At September 30, 2025, Old National’s securities portfolio consisted of 3,197 securities, 2,292 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At September 30, 2025, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the nine months ended September 30, 2025 or 2024.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $126.3 million at September 30, 2025 and $92.0 million at December 31, 2024. There were gains on equity securities of $1.0 million and $0.4 million during the three and nine months ended September 30, 2025, respectively, compared to gains of $1.5 million and $1.4 million during the three and nine months ended September 30, 2024, respectively.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $942.1 million at September 30, 2025 and $609.2 million at December 31, 2024. These investments consisted of $553.7 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $388.3 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods at September 30, 2025, compared to $318.5 million and $290.7 million for the same investment types, respectively, at December 31, 2024. There have been no impairments or adjustments on alternative investments without readily determinable fair values, except for amortization of tax credit investments in the nine months ended September 30, 2025 and 2024. See Note 9 to the consolidated financial statements for detail regarding these investments.
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2025, these loans totaled $4.0 billion, of which $2.2 billion had been sold to other financial institutions and $1.8 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
September 30, 2025
Commercial (1)	$14,506,375	$(219,588)	$14,286,787
Commercial real estate	22,083,734	(172,932)	21,910,802
BBCC	N/A	392,520	392,520
Residential real estate	8,190,127	—	8,190,127
Consumer	3,187,679	(3,187,679)	N/A
Indirect	N/A	1,058,734	1,058,734
Direct	N/A	589,133	589,133
Home equity	N/A	1,539,812	1,539,812
Total loans (2)	$47,967,915	$—	$47,967,915
Allowance for credit losses on loans	(572,178)	—	(572,178)
Net loans	$47,395,737	$—	$47,395,737

December 31, 2024
Commercial (1)	$10,288,560	$(232,301)	$10,056,259
Commercial real estate	16,307,486	(174,438)	16,133,048
BBCC	N/A	406,739	406,739
Residential real estate	6,797,586	—	6,797,586
Consumer	2,892,255	(2,892,255)	N/A
Indirect	N/A	1,096,778	1,096,778
Direct	N/A	514,144	514,144
Home equity	N/A	1,281,333	1,281,333
Total loans (2)	$36,285,887	$—	$36,285,887
Allowance for credit losses on loans	(392,522)	—	(392,522)
Net loans	$35,893,365	$—	$35,893,365
(1)Includes direct finance leases of $84.9 million at September 30, 2025 and $120.6 million at December 31, 2024.
(2)    Includes unamortized premiums and discounts, and unamortized deferred fees and costs of $589.9 million at September 30, 2025 and $163.3 million at December 31, 2024.
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
At 253%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at September 30, 2025.
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

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended September 30, 2025
Commercial	$215,917	$6,666	$(22,068)	$1,222	$33,246	$234,983
Commercial real estate	294,303	6,438	(8,016)	2,101	(11,999)	282,827
BBCC	2,488	—	(419)	25	364	2,458
Residential real estate	31,850	—	(25)	51	(445)	31,431
Indirect	8,430	—	(1,863)	690	704	7,961
Direct	2,564	—	(2,907)	648	2,113	2,418
Home equity	9,557	—	(104)	627	20	10,100
Total	$565,109	$13,104	$(35,402)	$5,364	$24,003	$572,178
Three Months Ended September 30, 2024
Commercial	$138,460	$3,245	$(11,512)	$308	$6,341	$136,842
Commercial real estate	189,911	(442)	(2,799)	214	18,015	204,899
BBCC	2,897	—	(676)	56	415	2,692
Residential real estate	23,135	—	—	64	(1,711)	21,488
Indirect	1,233	—	(1,715)	290	5,853	5,661
Direct	3,131	—	(2,137)	475	958	2,427
Home equity	7,568	—	(126)	84	(695)	6,831
Total	$366,335	$2,803	$(18,965)	$1,491	$29,176	$380,840
Nine Months Ended September 30, 2025
Commercial	$148,722	$37,158	$(48,185)	$3,477	$93,811	$234,983
Commercial real estate	200,309	66,049	(29,114)	2,494	43,089	282,827
BBCC	2,813	—	(476)	423	(302)	2,458
Residential real estate	22,922	148	(302)	288	8,375	31,431
Indirect	8,434	6	(5,562)	2,033	3,050	7,961
Direct	2,304	47	(5,988)	1,862	4,193	2,418
Home equity	7,018	138	(269)	1,137	2,076	10,100
Total	$392,522	$103,546	$(89,896)	$11,714	$154,292	$572,178
Nine Months Ended September 30, 2024
Commercial	$118,333	$17,838	$(25,098)	$1,104	$24,665	$136,842
Commercial real estate	155,099	8,041	(12,541)	1,791	52,509	204,899
BBCC	2,887	—	(1,687)	304	1,188	2,692
Residential real estate	20,837	134	—	845	(328)	21,488
Indirect	1,236	—	(3,937)	957	7,405	5,661
Direct	3,169	59	(6,449)	1,527	4,121	2,427
Home equity	6,049	653	(314)	229	214	6,831
Total	$307,610	$26,725	$(50,026)	$6,757	$89,774	$380,840
The allowance for credit losses on loans at September 30, 2025 included $103.5 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the Bremer acquisition date. In addition, the provision for credit losses on loans in the nine months ended September 30, 2025 included $69.1 million to establish an allowance for credit losses on non-PCD Bremer loans acquired. The allowance for credit losses on loans at September 30, 2024 included $26.7 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the CapStar acquisition date. In addition, the provision for credit losses on loans in the nine months ended September 30, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD CapStar loans acquired. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $226.6 million at September 30, 2025, compared to $171.6 million at December 31, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$29,603	$25,733	$21,654	$31,226
Provision for credit losses on unfunded loan commitments acquired during the period	—	—	6,458	1,763
Provision (release) for credit losses on unfunded loan commitments	2,735	(679)	4,226	(7,935)
Balance at end of period	$32,338	$25,054	$32,338	$25,054
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by loan portfolio segment, class of loan, and origination year:

(dollars in thousands)	Origination Year							Revolving to Term
	2025	2024	2023	2022	2021	Prior	Revolving		Total
September 30, 2025
Commercial:
Pass	$1,963,538	$2,114,040	$1,304,549	$1,175,774	$801,522	$2,040,836	$2,904,090	$723,505	$13,027,854
Special Mention	18,546	52,736	91,278	29,264	4,598	83,563	56,994	9,964	346,943
Classified:
Substandard	17,189	95,173	148,897	70,993	99,347	131,139	115,613	56,399	734,750
Nonaccrual	37	2,113	14,644	15,754	2,576	9,151	3,039	1,696	49,010
Doubtful	—	8,725	22,214	27,805	1,818	7,807	7,014	52,847	128,230
Total	$1,999,310	$2,272,787	$1,581,582	$1,319,590	$909,861	$2,272,496	$3,086,750	$844,411	$14,286,787
Commercial real estate:
Pass	$2,471,748	$2,398,463	$2,789,857	$3,763,365	$2,087,653	$5,368,342	$143,852	$888,846	$19,912,126
Special Mention	4,098	19,355	63,971	141,199	124,938	141,045	16,314	27,468	538,388
Classified:
Substandard	10,749	17,920	126,618	296,904	204,007	363,437	31,365	90,219	1,141,219
Nonaccrual	—	7,072	5,087	40,963	26,067	38,297	—	27,618	145,104
Doubtful	—	—	19,198	12,344	28,244	86,681	—	27,498	173,965
Total	$2,486,595	$2,442,810	$3,004,731	$4,254,775	$2,470,909	$5,997,802	$191,531	$1,061,649	$21,910,802
BBCC:
Pass	$42,648	$55,346	$54,848	$37,661	$22,209	$80,716	$63,839	$18,642	$375,909
Special Mention	50	767	559	575	268	1,319	1,924	2,316	7,778
Classified:
Substandard	90	397	980	486	44	464	37	2,827	5,325
Nonaccrual	—	—	14	50	15	321	30	407	837
Doubtful	—	—	260	159	368	470	—	1,414	2,671
Total	$42,788	$56,510	$56,661	$38,931	$22,904	$83,290	$65,830	$25,606	$392,520

	Origination Year							Revolving to Term
	2024	2023	2022	2021	2020	Prior	Revolving		Total
December 31, 2024
Commercial:
Pass	$1,852,046	$1,267,721	$1,145,488	$699,429	$450,332	$624,522	$2,577,941	$593,232	$9,210,711
Special Mention	46,935	102,372	32,250	40,221	21,538	20,535	80,625	28,978	373,454
Classified:
Substandard	27,139	49,340	77,835	35,036	19,307	25,503	78,210	40,217	352,587
Nonaccrual	2,221	1,072	4,199	1,530	604	1,357	719	829	12,531
Doubtful	3,419	20,145	27,016	1,774	5,451	1,494	15,405	32,272	106,976
Total	$1,931,760	$1,440,650	$1,286,788	$777,990	$497,232	$673,411	$2,752,900	$695,528	$10,056,259
Commercial real estate:
Pass	$2,196,306	$2,555,236	$3,825,305	$2,065,037	$1,362,703	$1,641,611	$122,708	$891,682	$14,660,588
Special Mention	72,020	31,203	158,254	48,524	37,693	64,357	—	111,900	523,951
Classified:
Substandard	47,079	55,923	249,269	102,913	39,466	142,110	996	76,897	714,653
Nonaccrual	3,693	411	3,579	15,922	1,930	3,231	—	118	28,884
Doubtful	7,787	9,689	16,501	37,455	22,817	59,879	—	50,844	204,972
Total	$2,326,885	$2,652,462	$4,252,908	$2,269,851	$1,464,609	$1,911,188	$123,704	$1,131,441	$16,133,048
BBCC:
Pass	$79,760	$78,420	$55,687	$33,857	$30,215	$22,797	$67,668	$16,265	$384,669
Special Mention	1,579	1,067	807	917	21	224	3,582	3,028	11,225
Classified:
Substandard	468	976	56	136	598	308	755	2,876	6,173
Nonaccrual	—	114	312	177	63	119	—	551	1,336
Doubtful	—	397	841	350	15	845	—	888	3,336
Total	$81,807	$80,974	$57,703	$35,437	$30,912	$24,293	$72,005	$23,608	$406,739

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

	Origination Year							Revolving to Term
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving		Total
September 30, 2025
Residential real estate:
Risk Rating:
Performing	$496,387	$579,883	$607,232	$1,624,263	$2,035,084	$2,783,580	$—	$252	$8,126,681
Nonperforming	622	2,760	8,003	16,982	5,040	30,039	—	—	63,446
Total	$497,009	$582,643	$615,235	$1,641,245	$2,040,124	$2,813,619	$—	$252	$8,190,127
Indirect:
Risk Rating:
Performing	$306,534	$332,395	$194,890	$146,486	$52,820	$20,525	$161	$—	$1,053,811
Nonperforming	116	1,220	1,405	1,199	717	266	—	—	4,923
Total	$306,650	$333,615	$196,295	$147,685	$53,537	$20,791	$161	$—	$1,058,734
Direct:
Risk Rating:
Performing	$68,671	$73,076	$60,987	$62,339	$49,941	$90,699	$171,685	$7,262	$584,660
Nonperforming	17	250	290	264	362	3,277	1	12	4,473
Total	$68,688	$73,326	$61,277	$62,603	$50,303	$93,976	$171,686	$7,274	$589,133
Home equity:
Risk Rating:
Performing	$22,914	$29,855	$23,233	$25,485	$19,736	$52,061	$1,298,408	$49,959	$1,521,651
Nonperforming	—	—	—	772	42	2,926	1,408	13,013	18,161
Total	$22,914	$29,855	$23,233	$26,257	$19,778	$54,987	$1,299,816	$62,972	$1,539,812

	Origination Year							Revolving to Term
	2024	2023	2022	2021	2020	Prior	Revolving		Total
December 31, 2024
Residential real estate:
Risk Rating:
Performing	$509,704	$476,698	$1,455,085	$1,662,195	$1,574,961	$1,058,175	$43	$271	$6,737,132
Nonperforming	480	5,060	11,210	6,298	5,208	32,198	—	—	60,454
Total	$510,184	$481,758	$1,466,295	$1,668,493	$1,580,169	$1,090,373	$43	$271	$6,797,586
Indirect:
Risk Rating:
Performing	$438,835	$279,910	$227,691	$92,223	$37,937	$14,810	$—	$—	$1,091,406
Nonperforming	714	1,147	1,498	1,378	373	262	—	—	5,372
Total	$439,549	$281,057	$229,189	$93,601	$38,310	$15,072	$—	$—	$1,096,778
Direct:
Risk Rating:
Performing	$83,773	$72,838	$66,563	$61,317	$34,159	$80,188	$108,572	$3,327	$510,737
Nonperforming	96	313	365	352	468	1,730	1	82	3,407
Total	$83,869	$73,151	$66,928	$61,669	$34,627	$81,918	$108,573	$3,409	$514,144
Home equity:
Risk Rating:
Performing	$—	$—	$259	$210	$1,135	$11,005	$1,216,226	$31,787	$1,260,622
Nonperforming	—	—	1,278	91	209	4,920	2,594	11,619	20,711
Total	$—	$—	$1,537	$301	$1,344	$15,925	$1,218,820	$43,406	$1,281,333

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Three Months Ended September 30, 2025
Commercial	$684	$6,106	$2,235	$7,155	$2,229	$3,659	$—	$22,068
Commercial real estate	—	—	603	1,024	2,787	3,602	—	8,016
BBCC	—	—	303	94	10	12	—	419
Residential real estate	—	—	—	—	—	25	—	25
Indirect	213	504	634	291	146	75	—	1,863
Direct	13	93	114	154	103	1,741	689	2,907
Home equity	—	—	—	101	—	3	—	104
Total gross charge-offs	$910	$6,703	$3,889	$8,819	$5,275	$9,117	$689	$35,402

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Three Months Ended September 30, 2024
Commercial	$1,234	$8,031	$633	$297	$840	$55	$422	$11,512
Commercial real estate	—	140	61	44	—	2,554	—	2,799
BBCC	—	481	164	21	—	10	—	676
Residential real estate	—	—	—	—	—	—	—	—
Indirect	199	797	360	110	41	208	—	1,715
Direct	8	97	398	475	224	214	721	2,137
Home equity	—	—	—	—	—	126	—	126
Total gross charge-offs	$1,441	$9,546	$1,616	$947	$1,105	$3,167	$1,143	$18,965

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Nine Months Ended September 30, 2025
Commercial	$684	$12,987	$7,030	$18,212	$2,818	$6,454	$—	$48,185
Commercial real estate	—	—	906	2,980	14,783	10,445	—	29,114
BBCC	—	—	316	125	23	12	—	476
Residential real estate	—	—	—	—	—	302	—	302
Indirect	225	1,834	1,867	995	439	202	—	5,562
Direct	227	428	447	897	945	2,329	715	5,988
Home equity	—	—	—	101	—	168	—	269
Total gross charge-offs	$1,136	$15,249	$10,566	$23,310	$19,008	$19,912	$715	$89,896

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Nine Months Ended September 30, 2024
Commercial	$1,234	$10,389	$10,263	$719	$891	$625	$977	$25,098
Commercial real estate	—	140	84	2,688	—	9,629	—	12,541
BBCC	—	1,086	393	56	112	40	—	1,687
Residential real estate	—	—	—	—	—	—	—	—
Indirect	253	1,698	1,209	431	80	266	—	3,937
Direct	83	292	1,368	1,351	510	609	2,236	6,449
Home equity	—	—	—	34	—	280	—	314
Total gross charge-offs	$1,570	$13,605	$13,317	$5,279	$1,593	$11,449	$3,213	$50,026
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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2025
Commercial	$13,443	$30,769	$66,327	$110,539	$14,176,248	$14,286,787
Commercial real estate	6,057	18,547	152,683	177,287	21,733,515	21,910,802
BBCC	909	1,610	1,394	3,913	388,607	392,520
Residential	34,312	15,472	35,813	85,597	8,104,530	8,190,127
Indirect	8,178	2,231	1,217	11,626	1,047,108	1,058,734
Direct	1,644	856	1,909	4,409	584,724	589,133
Home equity	6,514	2,403	9,163	18,080	1,521,732	1,539,812
Total	$71,057	$71,888	$268,506	$411,451	$47,556,464	$47,967,915

December 31, 2024
Commercial	$5,970	$12,021	$47,257	$65,248	$9,991,011	$10,056,259
Commercial real estate	19,240	12,728	60,145	92,113	16,040,935	16,133,048
BBCC	1,227	861	1,430	3,518	403,221	406,739
Residential	49,331	12,085	26,698	88,114	6,709,472	6,797,586
Indirect	9,700	2,675	1,463	13,838	1,082,940	1,096,778
Direct	2,004	970	1,470	4,444	509,700	514,144
Home equity	4,765	3,399	7,567	15,731	1,265,602	1,281,333
Total	$92,237	$44,739	$146,030	$283,006	$36,002,881	$36,285,887
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$177,240	$14,043	$394	$119,507	$30,551	$861
Commercial real estate	319,069	81,537	1,046	233,856	64,453	3,126
BBCC	3,508	—	—	4,672	—	—
Residential	63,446	—	34	60,454	—	—
Indirect	4,923	—	18	5,372	—	—
Direct	4,473	—	33	3,407	—	—
Home equity	18,161	—	—	20,711	—	73
Total	$590,820	$95,580	$1,525	$447,979	$95,004	$4,060
Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2025 and 2024.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
September 30, 2025
Commercial	$23,980	$129,535	$7,141	$5,530	$2,338
Commercial real estate	305,228	3,434	1,362	—	119
BBCC	1,332	1,475	284	132	—
Residential	63,446	—	—	—	—
Indirect	—	—	—	4,923	—
Direct	3,843	16	—	291	85
Home equity	18,161	—	—	—	—
Total loans	$415,990	$134,460	$8,787	$10,876	$2,542

December 31, 2024
Commercial	$17,520	$68,985	$6,980	$6,544	$5,215
Commercial real estate	228,952	542	1,046	—	—
BBCC	3,201	1,137	86	248	—
Residential	60,454	—	—	—	—
Indirect	—	—	—	5,372	—
Direct	2,623	16	23	396	34
Home equity	20,711	—	—	—	—
Total loans	$333,461	$70,680	$8,135	$12,560	$5,249
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

The following table presents the amortized cost basis of financial difficulty modifications that were modified by class of loans and type of modification:

(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total Class of Loans
Three Months Ended September 30, 2025
Commercial	$—	$—	$8,376	0.1%
Commercial real estate	68,546	—	—	0.3%
Total	$68,546	$—	$8,376	0.2%

Three Months Ended September 30, 2024
Commercial	$17,969	$4,776	$—	0.2%
Commercial real estate	11,121	2,554	—	0.1%
Total	$29,090	$7,330	$—	0.1%

Nine Months Ended September 30, 2025
Commercial	$63,035	$—	$8,376	0.5%
Commercial real estate	162,698	—	—	0.7%
Total	$225,733	$—	$8,376	0.5%

Nine Months Ended September 30, 2024
Commercial	$27,085	$4,776	$—	0.3%
Commercial real estate	56,051	2,554	—	0.4%
Total	$83,136	$7,330	$—	0.2%
Old National monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of financial difficulty modifications in the twelve months following modification:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2025
Commercial	$—	$—	$8,222	$8,222	$63,189	$71,411
Commercial real estate	—	—	8,655	8,655	154,043	162,698
Total	$—	$—	$16,877	$16,877	$217,232	$234,109

September 30, 2024
Commercial	$—	$—	$3,854	$3,854	$31,861	$35,715
Commercial real estate	5,707	3,726	21,463	30,896	67,421	98,317
Total	$5,707	$3,726	$25,317	$34,750	$99,282	$134,032

The following table summarizes the nature of the financial difficulty modifications by class of loans:

(dollars in thousands)	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Weighted- Average Interest Rate Reduction
Three Months Ended September 30, 2025
Commercial	—	—	1.50%
Commercial real estate	8.3	—	—%
Total	8.3	—	1.50%

Three Months Ended September 30, 2024
Commercial	4.4	6.0	—%
Commercial real estate	6.5	7.0	—%
Total	5.2	6.4	—%

Nine Months Ended September 30, 2025
Commercial	4.5	—	1.50%
Commercial real estate	8.1	—	—%
Total	7.0	—	1.50%

Nine Months Ended September 30, 2024
Commercial	6.8	6.0	—%
Commercial real estate	8.8	7.0	—%
Total	8.2	6.4	—%
There were no payment defaults of loans during the three months ended September 30, 2025 to borrowers whose loans were modified due to financial difficulties within the previous twelve months. There were payment defaults on $16.9 million of loans during the nine months ended September 30, 2025 to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans. There were payment defaults on $3.9 million and $25.3 million of loans during the three and nine months ended September 30, 2024, respectively, to borrowers whose loans had been modified within the previous twelve months.
Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties at September 30, 2025 or December 31, 2024.
Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans at acquisition was as follows:

(dollars in thousands)	Bremer (1)	CapStar (2)
Purchase price of loans at acquisition	$1,876,520	$610,691
Allowance for credit losses at acquisition	103,546	26,725
Non-credit discount at acquisition	75,882	41,886
Par value of acquired loans at acquisition	$2,055,948	$679,302
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
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2025	2024	2025	2024
Operating lease cost	Occupancy/Equipment expense	$9,510	$8,258	$26,669	$24,352
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	2,297	2,188	6,843	4,427
Interest on lease liabilities	Interest expense	219	318	660	752
Sub-lease income	Occupancy expense	(73)	(110)	(262)	(358)
Total		$11,953	$10,654	$33,910	$29,173
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$215,262	$181,920
Operating lease liabilities	233,080	200,068
Finance Leases
Premises and equipment, net	23,640	23,205
Other borrowings	25,410	24,822
Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.8	7.8
Finance leases	7.3	7.8
Weighted-Average Discount Rate
Operating leases	3.71%	3.14%
Finance leases	4.04%	3.96%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,825	$24,849
Operating cash flows from finance leases	660	752
Financing cash flows from finance leases	6,690	4,061

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2025:

(dollars in thousands)	Operating Leases	Finance Leases
2025	$9,947	$2,459
2026	39,482	8,662
2027	37,966	2,656
2028	34,016	2,339
2029	31,409	1,498
Thereafter	123,256	11,980
Total undiscounted lease payments	276,076	29,594
Amounts representing interest	(42,996)	(4,184)
Lease liability	$233,080	$25,410

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$2,409,886	$2,170,709	$2,175,251	$1,998,716
Acquisitions and adjustments	8,772	6,290	243,407	178,283
Balance at end of period	$2,418,658	$2,176,999	$2,418,658	$2,176,999
During the nine months ended September 30, 2025, Old National recorded $243.4 million of goodwill associated with the acquisition of Bremer. The increase in goodwill for the three months ended September 30, 2025 resulted from the measurement period adjustments related to updating the fair values of the assets acquired and liabilities assumed in the acquisition of Bremer. During the nine months ended September 30, 2024, Old National recorded $178.3 million of goodwill associated with the acquisition of CapStar. The increase in goodwill for the three months ended September 30, 2024 resulted from the measurement period adjustments related to updating the fair values of the assets acquired and liabilities assumed in the acquisition of CapStar. See Note 3 to the consolidated financial statements for additional detail regarding these transactions.
Old National performed the required annual goodwill impairment test as of August 31, 2025 and there was no impairment. No events or circumstances since the August 31, 2025 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2025
Core deposit	$586,735	$(142,796)	$443,939
Customer relationship	93,892	(29,529)	64,363
Total other intangible assets	$680,627	$(172,325)	$508,302

December 31, 2024
Core deposit	$189,636	$(95,950)	$93,686
Customer relationship	50,892	(23,731)	27,161
Total other intangible assets	$240,528	$(119,681)	$120,847

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the nine months ended September 30, 2025, Old National recorded $397.1 million of core deposit intangibles and $43.0 million of customer relationship intangibles associated with the acquisition of Bremer. See Note 3 to the consolidated financial statements for additional detail regarding this transaction.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2025 or 2024. Total amortization expense associated with intangible assets was $26.2 million and $52.6 million for the three and nine months ended September 30, 2025, respectively, compared to $7.4 million and $20.3 million for the three and nine months ended September 30, 2024, respectively.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2025 remaining	$26,016
2026	96,109
2027	84,810
2028	73,689
2029	62,983
Thereafter	164,695
Total	$508,302
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of September 30, 2025, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		September 30, 2025		December 31, 2024
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (“LIHTC”)	Proportional amortization	$249,522	$128,465	$199,350	$115,345
Federal Historic Tax Credit (“FHTC”)	Proportional amortization	26,043	19,043	30,835	24,869
New Markets Tax Credit (“NMTC”)	Consolidation	112,773	—	60,462	—
Renewable Energy	Equity	4	—	4	—
Total		$388,342	$147,508	$290,651	$140,214
(1)All commitments will be paid by Old National by December 31, 2040.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended September 30, 2025
LIHTC	$3,699	$(4,731)
FHTC	2,432	(2,760)
NMTC	7,057	(8,471)
Total	$13,188	$(15,962)

Three Months Ended September 30, 2024
LIHTC	$2,777	$(3,739)
FHTC	738	(690)
NMTC	3,076	(3,825)
Total	$6,591	$(8,254)

Nine Months Ended September 30, 2025
LIHTC	$10,108	$(13,547)
FHTC	3,602	(4,178)
NMTC	16,296	(19,780)
Total	$30,006	$(37,505)

Nine Months Ended September 30, 2024
LIHTC	$8,042	$(10,813)
FHTC	2,000	(2,043)
NMTC	8,168	(10,175)
Renewable Energy	197	—
Total	$18,407	$(23,031)
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
NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Outstanding at period end	$277,594	$244,626
Average amount outstanding during the period	286,137	261,818
Maximum amount outstanding at any month-end during the period	311,335	319,423
Weighted-average interest rate:
During the period	0.90%	1.11%
At period end	1.13%	1.09%

At December 31, 2024, securities sold under agreements to repurchase totaled $269.0 million with a weighted-average interest rate of 0.86%.
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At September 30, 2025
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$277,594	$—	$—	$—	$277,594
Total	$277,594	$—	$—	$—	$277,594
NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	September 30, 2025	December 31, 2024
FHLB advances (fixed rates 2.25% to 5.03% and variable rates 4.09% to 4.28%) maturing November 2025 to January 2045	$5,655,200	$4,475,285
Fair value hedge basis adjustments and unamortized prepayment fees	8,161	(22,726)
Total	$5,663,361	$4,452,559
FHLB advances had weighted-average rates of 3.81% at September 30, 2025 and 3.54% at December 31, 2024. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At September 30, 2025, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $3.7 million, compared to $8.2 million at December 31, 2024.
Contractual maturities of FHLB advances at September 30, 2025 were as follows:

(dollars in thousands)
Due in 2025	$1,600,000
Due in 2026	230,000
Due in 2027	141,000
Due in 2028	748,000
Due in 2029	706,000
Thereafter	2,230,200
Fair value hedge basis adjustments and unamortized prepayment fees	8,161
Total	$5,663,361

NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	September 30, 2025	December 31, 2024
Old National Bancorp:
Subordinated debentures (fixed rate 5.88%) maturing September 2026	$150,000	$150,000
Subordinated debentures redeemed in September 2025	—	30,000
Junior subordinated debentures (rates of 5.70% to 8.15%) maturing July 2031 to September 2037	198,499	136,643
Other basis adjustments	9,181	13,049
Old National Bank:
Finance lease liabilities	25,410	24,822
Subordinated debentures (3-month Secured Overnight Financing Rate (“SOFR”) plus 4.618%; variable rate 8.93%) maturing October 2025	12,000	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 7.25%) maturing December 2027 to June 2060	407,209	210,251
Other (1)	23,126	112,853
Total other borrowings	$825,425	$689,618
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $23.1 million at September 30, 2025 and $112.8 million at December 31, 2024.
Contractual maturities of other borrowings at September 30, 2025 were as follows:

(dollars in thousands)
Due in 2025	$37,346
Due in 2026	157,934
Due in 2027	18,783
Due in 2028	1,846
Due in 2029	1,059
Thereafter	599,269
Unamortized debt issuance costs and other basis adjustments	9,188
Total	$825,425
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

The following table summarizes the terms of our outstanding junior subordinated debentures at September 30, 2025:

(dollars in thousands)				Rate at September 30, 2025
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	8.15%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	7.93%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	6.03%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	6.10%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	5.81%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	5.70%	December 15, 2035
Bremer Statutory Trust II	June 2006	61,856	3-month SOFR plus 1.60%	6.03%	June 1, 2036
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	5.95%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	6.18%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	6.12%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	5.90%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	6.00%	September 15, 2037
Total		$198,499

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $25.4 million at September 30, 2025. See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrecognized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Hedges	Total
Three Months Ended September 30, 2025
Balance at beginning of period	$(542,158)	$(76,336)	$18,886	$(599,608)
Other comprehensive income (loss) before reclassifications	70,964	—	(1,184)	69,780
Amounts reclassified from AOCI to income (1)	(5)	3,014	2,428	5,437
Balance at end of period	$(471,199)	$(73,322)	$20,130	$(524,391)

Three Months Ended September 30, 2024
Balance at beginning of period	$(699,318)	$(88,986)	$(3,104)	$(791,408)
Other comprehensive income (loss) before reclassifications	162,861	—	17,537	180,398
Amounts reclassified from AOCI to income (1)	57	3,537	3,660	7,254
Balance at end of period	$(536,400)	$(85,449)	$18,093	$(603,756)

Nine Months Ended September 30, 2025
Balance at beginning of period	$(668,063)	$(82,294)	$4,314	$(746,043)
Other comprehensive income (loss) before reclassifications	196,782	—	10,623	207,405
Amounts reclassified from AOCI to income (1)	82	8,972	5,193	14,247
Balance at end of period	$(471,199)	$(73,322)	$20,130	$(524,391)

Nine Months Ended September 30, 2024
Balance at beginning of period	$(652,518)	$(95,472)	$9,181	$(738,809)
Other comprehensive income (loss) before reclassifications	116,051	—	(1,883)	114,168
Amounts reclassified from AOCI to income (1)	67	10,023	10,795	20,885
Balance at end of period	$(536,400)	$(85,449)	$18,093	$(603,756)
(1)See table below for details about reclassifications to income.

The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$7	$(76)	Debt securities gains (losses), net
	(2)	19	Income tax (expense) benefit
	$5	$(57)	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(4,040)	$(4,740)	Interest income (expense)
	1,026	1,203	Income tax (expense) benefit
	$(3,014)	$(3,537)	Net income
Gains and losses on hedges Interest rate contracts	$(3,275)	$(4,936)	Interest income (expense)
	847	1,276	Income tax (expense) benefit
	$(2,428)	$(3,660)	Net income

Total reclassifications for the period	$(5,437)	$(7,254)	Net income
The following table summarizes the amounts reclassified out of each component of AOCI for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(110)	$(90)	Debt securities gains (losses), net
	28	23	Income tax (expense) benefit
	$(82)	$(67)	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(12,024)	$(13,434)	Interest income (expense)
	3,052	3,411	Income tax (expense) benefit
	$(8,972)	$(10,023)	Net income
Gains and losses on hedges Interest rate contracts	$(7,004)	$(14,560)	Interest income (expense)
	1,811	3,765	Income tax (expense) benefit
	$(5,193)	$(10,795)	Net income

Total reclassifications for the period	$(14,247)	$(20,885)	Net income

NOTE 14 – INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Provision at statutory rate of 21%	$48,846	$38,867	$119,672	$103,810
Tax-exempt income:
Tax-exempt interest	(6,318)	(4,871)	(16,169)	(14,856)
Section 291/265 interest disallowance	1,733	927	3,766	2,768
Company-owned life insurance income	(1,594)	(1,089)	(4,126)	(2,961)
Tax-exempt income	(6,179)	(5,033)	(16,529)	(15,049)
State income taxes	11,144	7,485	23,139	18,965
Interim period effective rate adjustment	1,556	1,096	1,250	1,969
Tax credit investments - federal	(8,904)	(3,619)	(18,162)	(9,780)
Officer compensation limitation	904	765	2,712	3,021
Non-deductible FDIC premiums	2,960	2,462	7,813	6,241
Other, net	(296)	(743)	(2,662)	(159)
Income tax expense	$50,031	$41,280	$117,233	$109,018
Effective tax rate	21.5%	22.3%	20.6%	22.1%
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At September 30, 2025, net deferred tax assets totaled $482.6 million, compared to $456.4 million at December 31, 2024. No valuation allowance was required on the Company’s deferred tax assets at September 30, 2025 or December 31, 2024.
The Company’s retained earnings at September 30, 2025 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made. If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
Old National has federal net operating loss carryforwards totaling $84.1 million at September 30, 2025 and $60.2 million at December 31, 2024. This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016, First Midwest Bancorp, Inc. in 2022, CapStar in 2024, and Bremer in 2025. If not used, the federal net operating loss carryforwards will begin expiring in 2032 and later. Old National has recorded state net operating loss carryforwards totaling $120.3 million at September 30, 2025 and $106.0 million at December 31, 2024. If not used, the state net operating loss carryforwards will expire from 2028 to 2044.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the federal and recorded state net operating loss carryforwards will be used prior to expiration.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which contains numerous tax provisions. The Company does not believe the OBBBA will have a material impact on its 2025 consolidated financial statements and will continue to evaluate its longer-term impact.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $50.0 million notional amount at September 30, 2025 and $150.0 million notional amount at December 31, 2024. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $2.0 billion notional amount at September 30, 2025 and $1.9 billion notional amount at December 31, 2024. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $1.1 billion notional amount at both September 30, 2025 and December 31, 2024. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $927.4 million notional amount at both September 30, 2025 and December 31, 2024. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.

The following table summarizes Old National’s derivatives designated as hedges:

	September 30, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate swaps, collars, and floors on loan pools	$2,000,000	$13,448	$1,845	$1,900,000	$3,490	$11,196
Interest rate swaps on borrowings (3)	50,000	—	—	150,000	—	—
Fair value hedges
Interest rate swaps on investment securities (3)	927,407	—	—	927,407	—	—
Interest rate swaps on borrowings (3)	1,100,000	5,412	—	1,100,000	665	—
Total		$18,860	$1,845		$4,155	$11,196

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended September 30, 2025
Interest rate contracts	Interest income/(expense)	$1,532	Fixed-rate debt	Interest income/(expense)	$(1,552)
Interest rate contracts	Interest income/(expense)	(4,613)	Fixed-rate investment securities	Interest income/(expense)	4,592
Total		$(3,081)			$3,040

Three Months Ended September 30, 2024
Interest rate contracts	Interest income/(expense)	$24,495	Fixed-rate debt	Interest income/(expense)	$(24,645)
Interest rate contracts	Interest income/(expense)	(44,845)	Fixed-rate investment securities	Interest income/(expense)	45,167
Total		$(20,350)			$20,522

Nine Months Ended September 30, 2025
Interest rate contracts	Interest income/(expense)	$16,596	Fixed-rate debt	Interest income/(expense)	$(16,559)
Interest rate contracts	Interest income/(expense)	(32,359)	Fixed-rate investment securities	Interest income/(expense)	32,302
Total		$(15,763)			$15,743

Nine Months Ended September 30, 2024
Interest rate contracts	Interest income/(expense)	$10,207	Fixed-rate debt	Interest income/(expense)	$(10,246)
Interest rate contracts	Interest income/(expense)	(16,161)	Fixed-rate investment securities	Interest income/(expense)	16,454
Total		$(5,954)			$6,208

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)		2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(1,596)	$23,654	$(4,373)	$(5,970)
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$14,328	$(2,540)	$(10,299)	$(17,661)
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $3.8 million will be reclassified to interest income and $14.3 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (“interest rate lock commitments”) and forward commitments for the future delivery of mortgage loans to third party investors (“forward mortgage loan contracts”) are considered derivatives. These derivative contracts do not qualify for hedge accounting. At September 30, 2025, the notional amounts of the interest rate lock commitments were $126.1 million and forward mortgage loan contracts were $202.5 million. At December 31, 2024, the notional amounts of the interest rate lock commitments were $57.4 million and forward commitments were $88.8 million. It is our practice to enter into forward mortgage loan contracts for the future delivery of residential mortgage loans to third-party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $9.7 billion at September 30, 2025 and $6.3 billion at December 31, 2024. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.

The following table summarizes Old National’s derivatives not designated as hedges:

	September 30, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$126,070	$522	$—	$57,380	$—	$166
Forward mortgage loan contracts	202,529	—	82	88,808	807	—
Customer interest rate swaps	9,706,441	83,696	191,202	6,255,123	12,827	219,926
Counterparty interest rate swaps (3)	9,706,441	78,452	84,168	6,255,123	128,469	12,902
Customer foreign currency contracts	7,919	230	33	10,265	28	121
Counterparty foreign currency contracts	7,688	39	169	10,093	192	2
Total		$162,939	$275,654		$142,323	$233,117

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended September 30,
(dollars in thousands)		2025	2024
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(826)	$(89)
Mortgage contracts	Mortgage banking revenue	8	114
Foreign currency contracts	Other income/(expense)	(21)	(27)
Total		$(839)	$(2)

		Nine Months Ended September 30,
		2025	2024
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(679)	$319
Mortgage contracts	Mortgage banking revenue	(495)	158
Foreign currency contracts	Other income/(expense)	(33)	(108)
Total		$(1,207)	$369
(1)Includes the valuation differences between the customer and offsetting swaps.

Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$181,799	$277,499	$146,478	$244,313
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	181,799	277,499	146,478	244,313
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(86,013)	(86,013)	(24,098)	(24,098)
Cash collateral pledged	(338)	(23,349)	—	(112,499)
Net credit exposure	$95,448	$168,137	$122,380	$107,716
NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At September 30, 2025, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	September 30, 2025	December 31, 2024
Unfunded loan commitments (1)	$11,741,820	$8,533,433
Standby letters of credit (2)	266,892	194,323
(1)Excludes cancellable loan commitments of $2.9 billion at September 30, 2025 and $2.5 billion at December 31, 2024.
(2)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.6 million at September 30, 2025 and $1.7 million at December 31, 2024.
At September 30, 2025, approximately 3% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0.01% to 21.24%. The allowance for unfunded loan commitments totaled $32.3 million at September 30, 2025 and $21.7 million at December 31, 2024.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $1.2 billion at September 30, 2025 and $730.5 million at December 31, 2024.

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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$126,281	$126,281	$—	$—
Investment securities available-for-sale:
U.S. Treasury	214,081	214,081	—	—
U.S. government-sponsored entities and agencies	1,349,759	—	1,349,759	—
Mortgage-backed securities - Agency	9,191,823	—	9,191,823	—
States and political subdivisions	433,164	—	433,164	—
Pooled trust preferred securities	11,533	—	11,533	—
Other securities	217,527	—	217,527	—
Loans held-for-sale	80,341	—	80,341	—
Derivative assets	181,799	—	181,799	—
Financial Liabilities
Derivative liabilities	277,499	—	277,499	—

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$91,996	$91,996	$—	$—
Investment securities available-for-sale:
U.S. Treasury	199,013	199,013	—	—
U.S. government-sponsored entities and agencies	1,257,906	—	1,257,906	—
Mortgage-backed securities - Agency	5,204,891	—	5,204,891	—
States and political subdivisions	485,544	—	485,544	—
Pooled trust preferred securities	11,322	—	11,322	—
Other securities	299,783	—	299,783	—
Loans held-for-sale	34,483	—	34,483	—
Derivative assets	146,478	—	146,478	—
Financial Liabilities
Derivative liabilities	244,313	—	244,313	—
Non-Recurring Basis
Assets measured at fair value at September 30, 2025 on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$29,027	$—	$—	$29,027
Commercial real estate loans	159,600	—	—	159,600
Foreclosed Assets:
Commercial	1,219	—	—	1,219

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $254.5 million, with a valuation allowance of $65.9 million at September 30, 2025. Old National recorded provision expense associated with these loans totaling $7.7 million and $32.4 million for the three and nine months ended September 30, 2025, respectively, compared to $19.4 million and $33.2 million for the three and nine months ended September 30, 2024, respectively.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $1.2 million at September 30, 2025. There were no writedowns on other real estate owned in the three months ended September 30, 2025 and $0.5 million of write-downs in the nine months ended September 30, 2025, compared to $0.1 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.
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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
September 30, 2025
Collateral Dependent Loans
Commercial loans	$29,027	Discounted	Discount for type of property,	17% - 50% (37%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	159,600	Discounted	Discount for type of property,	3% - 28% (12%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	1,219	Fair value of	Discount for type of property,	30% - 35% (31%)
		collateral	age of appraisal, and current status
December 31, 2024
Collateral Dependent Loans
Commercial loans	$33,658	Discounted	Discount for type of property,	9% - 49% (31%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	121,393	Discounted	Discount for type of property,	3% - 46% (18%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	975	Fair value of	Discount for type of property,	28%
		collateral	age of appraisal, and current status
Residential (2)	244	Fair value of	Discount for type of property,	24%
		collateral	age of appraisal, and current status
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There was only one foreclosed commercial real estate property and one foreclosed residential property at December 31, 2024 with write-downs during the year ended December 31, 2024, so no range or weighted average is reported.
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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Interest income for loans held-for-sale is included in the income statement totaling $0.9 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, compared to $0.7 million and $1.5 million for the three and nine months ended September 30, 2024, respectively.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
September 30, 2025
Loans held-for-sale	$80,341	$1,829	$78,512
December 31, 2024
Loans held-for-sale	$34,483	$271	$34,212

Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2025
Loans held-for-sale	$152	$—	$(72)	$80

Three Months Ended September 30, 2024
Loans held-for-sale	$809	$7	$—	$816

Nine Months Ended September 30, 2025
Loans held-for-sale	$1,538	$101	$(81)	$1,558

Nine Months Ended September 30, 2024
Loans held-for-sale	$712	$13	$(5)	$720

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at September 30, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,682,617	$1,682,617	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	838,535	—	705,894	—
Mortgage-backed securities - Agency	925,192	—	794,313	—
State and political subdivisions	1,146,488	—	1,018,465	—
Loans, net:
Commercial	14,269,888	—	—	14,364,783
Commercial real estate	21,799,953	—	—	21,865,744
Residential real estate	8,158,696	—	—	7,333,743
Consumer credit	3,167,200	—	—	3,049,702
Accrued interest receivable	296,351	1,166	68,539	226,646
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$12,691,658	$12,691,658	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	33,153,122	33,153,122	—	—
Time deposits	9,161,404	—	9,131,299	—
Federal funds purchased and interbank borrowings	1	1	—	—
Securities sold under agreements to repurchase	277,594	277,594	—	—
FHLB advances	5,663,361	—	5,638,547	—
Other borrowings	825,425	—	823,929	—
Accrued interest payable	63,539	—	63,539	—
Standby letters of credit	1,643	—	—	1,643

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$5,869

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,227,968	$1,227,968	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	832,984	—	664,331	—
Mortgage-backed securities - Agency	970,212	—	800,666	—
State and political subdivisions	1,151,685	—	1,006,141	—
Loans, net:
Commercial	10,138,241	—	—	10,158,299
Commercial real estate	16,105,961	—	—	15,961,968
Residential real estate	6,774,664	—	—	6,080,709
Consumer credit	2,874,499	—	—	2,800,060
Accrued interest receivable	233,010	912	60,459	171,639
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,399,019	$9,399,019	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	24,668,802	24,668,802	—	—
Time deposits	6,755,739	—	6,727,453	—
Federal funds purchased and interbank borrowings	385	385	—	—
Securities sold under agreements to repurchase	268,975	268,975	—	—
FHLB advances	4,452,559	—	4,340,188	—
Other borrowings	689,618	—	689,246	—
Accrued interest payable	65,057	—	65,057	—
Standby letters of credit	1,742	—	—	1,742

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,403
The methods utilized to measure the fair value of financial instruments at September 30, 2025 and December 31, 2024 represent an approximation of exit price, however, an actual exit price may differ.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis generally discussing our results of operations for the three and nine months ended September 30, 2025 compared to the same periods in 2024, and financial condition as of September 30, 2025 compared to December 31, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”).
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934 and Rule 3b-6 promulgated thereunder, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” “would,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements, including, but not limited to: competition; government legislation, regulations and policies, including trade and tariff policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; the expected cost savings, synergies and other financial benefits from the Merger between Old National and Bremer not being realized within the expected time frames and costs or difficulties relating to integration matters being greater than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger; the impact of purchase accounting with respect to the Merger, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine their fair value and credit marks; the potential impact of future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses, the success of revenue-generating and cost reduction initiatives and the diversion of management’s attention from ongoing business operations and opportunities; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; failure or disruption of our information systems; computer hacking and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; the impacts of pandemics, epidemics and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in our 2024 Annual Report on Form 10-K and other filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	September 30,	June 30,	March 31,	December 31,	September 30,
	2025	2025	2025	2024	2024
Income Statement:
Net interest income	$574,609	$514,790	$387,643	$394,180	$391,724
Taxable equivalent adjustment (1) (3)	7,975	7,063	5,360	5,777	6,144
Net interest income - taxable equivalent basis (3)	582,584	521,853	393,003	399,957	397,868
Provision for credit losses	26,738	106,835	31,403	27,017	28,497
Noninterest income	130,461	132,517	93,794	95,766	94,138
Noninterest expense	445,734	384,766	268,471	276,824	272,283
Net income available to common shareholders	178,533	121,375	140,625	149,839	139,768
Per Common Share Data:
Weighted average diluted common shares	390,496	361,436	321,016	318,803	317,331
Net income (diluted)	$0.46	$0.34	$0.44	$0.47	$0.44
Cash dividends	0.14	0.14	0.14	0.14	0.14
Common dividend payout ratio (2)	30%	41%	32%	30%	32%
Book value	$20.64	$20.12	$19.71	$19.11	$19.20
Stock price	21.95	21.34	21.19	21.71	18.66
Tangible common book value (3)	13.15	12.60	12.54	11.91	11.97
Performance Ratios:
Return on average assets	1.03%	0.77%	1.08%	1.14%	1.08%
Return on average common equity	9.01	6.74	9.11	9.83	9.40
Return on average tangible common equity (3)	15.87	12.00	15.02	16.37	15.96
Net interest margin (3)	3.64	3.53	3.27	3.30	3.32
Efficiency ratio (3)	58.84	55.80	53.74	54.37	53.83
Net charge-offs to average loans	0.25	0.24	0.24	0.21	0.19
Allowance for credit losses on loans to ending loans	1.19	1.18	1.10	1.08	1.05
Allowance for credit losses (4) to ending loans	1.26	1.24	1.16	1.14	1.12
Non-performing loans to ending loans	1.23	1.24	1.29	1.23	1.22
Balance Sheet:
Total loans	$47,967,915	$47,902,819	$36,413,944	$36,285,887	$36,400,643
Total assets	71,210,162	70,979,805	53,877,944	53,552,272	53,602,293
Total deposits	55,006,184	54,357,683	41,034,572	40,823,560	40,845,746
Total borrowed funds	6,766,381	7,346,098	5,447,054	5,411,537	5,449,096
Total shareholders’ equity	8,309,271	8,126,387	6,534,654	6,340,350	6,367,298
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.02%	10.74%	11.62%	11.38%	11.00%
Tier 1	11.49	11.20	12.23	11.98	11.60
Total	12.78	12.59	13.68	13.37	12.94
Leverage ratio (to average assets)	8.72	9.26	9.44	9.21	9.05
Total equity to assets (averages)	11.48	11.38	12.01	11.78	11.60
Tangible common equity to tangible assets (3)	7.53	7.26	7.76	7.41	7.44
Nonfinancial Data:
Full-time equivalent employees	5,243	5,313	4,028	4,066	4,105
Banking centers	351	351	280	280	280
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income per common share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2025	2024
Income Statement:
Net interest income	$1,477,042	$1,136,603
Taxable equivalent adjustment (1) (3)	20,398	18,737
Net interest income - taxable equivalent basis (3)	1,497,440	1,155,340
Provision for credit losses	164,976	83,602
Noninterest income	356,772	258,931
Noninterest expense	1,098,971	817,599
Net income available to common shareholders	440,533	373,214
Per Common Share Data:
Weighted average diluted common shares	357,278	308,605
Net income (diluted)	$1.23	$1.21
Cash dividends	0.42	0.42
Common dividend payout ratio (2)	34%	35%
Book value	$20.64	$19.20
Stock price	21.95	18.66
Tangible common book value (3)	13.15	11.97
Performance Ratios:
Return on average assets	0.95%	0.99%
Return on average common equity	8.26	8.78
Return on average tangible common equity (3)	14.30	15.00
Net interest margin (3)	3.50	3.31
Efficiency ratio (3)	56.43	56.37
Net charge-offs (recoveries) to average loans	0.24	0.16
Allowance for credit losses on loans to ending loans	1.19	1.05
Allowance for credit losses (4) to ending loans	1.26	1.12
Non-performing loans to ending loans	1.23	1.22
Balance Sheet:
Total loans	$47,967,915	$36,400,643
Total assets	71,210,162	53,602,293
Total deposits	55,006,184	40,845,746
Total borrowed funds	6,766,381	5,449,096
Total shareholders’ equity	8,309,271	6,367,298
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.02%	11.00%
Tier 1	11.49	11.60
Total	12.78	12.94
Leverage ratio (to average assets)	8.72	9.05
Total equity to assets (averages)	11.59	11.41
Tangible common equity to tangible assets (3)	7.53	7.44
Nonfinancial Data:
Full-time equivalent employees	5,243	4,105
Banking centers	351	280
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
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include merger-related charges associated with completed and pending acquisitions, debt securities gains/losses, CECL Day 1 non-PCD provision expense, a pension plan gain, distribution of excess pension assets expense, FDIC special assessment expense, and separation expense. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company’s underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	September 30,	June 30,	March 31,	December 31,	September 30,
	2025	2025	2025	2024	2024
Net income per common share:
Net income applicable to common shares	$178,533	$121,375	$140,625	$149,839	$139,768
Adjustments:
Merger-related charges	69,274	41,206	5,856	8,117	6,860
Debt securities (gains) losses	(7)	41	76	122	76
CECL Day 1 non-PCD provision expense	—	75,604	—	—	—
Pension plan gain	—	(21,001)	—	—	—
Separation expense	—	—	—	—	2,646
Less: tax effect on net total adjustments (2)	(16,492)	(26,372)	(1,103)	(2,089)	(2,134)
Net income applicable to common shares, adjusted (1)	$231,308	$190,853	$145,454	$155,989	$147,216
Weighted average diluted common shares outstanding	390,496	361,436	321,016	318,803	317,331
Net income per common share, diluted	$0.46	$0.34	$0.44	$0.47	$0.44
Adjusted net income per common share, diluted (1)	$0.59	$0.53	$0.45	$0.49	$0.46
Tangible common book value:
Shareholders’ common equity	$8,065,552	$7,882,668	$6,290,935	$6,096,631	$6,123,579
Deduct: Goodwill and intangible assets	2,926,960	2,944,372	2,289,268	2,296,098	2,305,084
Tangible shareholders’ common equity (1)	$5,138,592	$4,938,296	$4,001,667	$3,800,533	$3,818,495
Period end common shares	390,768	391,818	319,236	318,980	318,955
Tangible common book value (1)	$13.15	$12.60	$12.54	$11.91	$11.97
Return on average tangible common equity:
Net income applicable to common shares	$178,533	$121,375	$140,625	$149,839	$139,768
Add: Intangible amortization (net of tax) (2)	19,638	14,722	5,122	5,428	5,558
Tangible net income (1)	$198,171	$136,097	$145,747	$155,267	$145,326
Average shareholders’ common equity	$7,924,856	$7,208,397	$6,172,766	$6,095,234	$5,946,352
Deduct: Average goodwill and intangible assets	2,931,319	2,670,710	2,292,526	2,301,177	2,304,597
Average tangible shareholders’ common equity (1)	$4,993,537	$4,537,687	$3,880,240	$3,794,057	$3,641,755
Return on average tangible common equity (1)	15.87%	12.00%	15.02%	16.37%	15.96%
Net interest margin:
Net interest income	$574,609	$514,790	$387,643	$394,180	$391,724
Taxable equivalent adjustment	7,975	7,063	5,360	5,777	6,144
Net interest income - taxable equivalent basis (1)	$582,584	$521,853	$393,003	$399,957	$397,868
Average earning assets	$64,032,811	$59,061,249	$48,077,320	$48,411,803	$47,905,463
Net interest margin (1)	3.64%	3.53%	3.27%	3.30%	3.32%
Efficiency ratio:
Noninterest expense	$445,734	$384,766	$268,471	$276,824	$272,283
Deduct: Intangible amortization expense	26,184	19,630	6,830	7,237	7,411
Adjusted noninterest expense (1)	$419,550	$365,136	$261,641	$269,587	$264,872
Net interest income - taxable equivalent basis (1) (see above)	$582,584	$521,853	$393,003	$399,957	$397,868
Noninterest income	130,461	132,517	93,794	95,766	94,138
Deduct: Debt securities gains (losses), net	7	(41)	(76)	(122)	(76)
Adjusted total revenue (1)	$713,038	$654,411	$486,873	$495,845	$492,082
Efficiency ratio (1)	58.84%	55.80%	53.74%	54.37%	53.83%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$5,138,592	$4,938,296	$4,001,667	$3,800,533	$3,818,495
Assets	$71,210,162	$70,979,805	$53,877,944	$53,552,272	$53,602,293
Deduct: Goodwill and intangible assets	2,926,960	2,944,372	2,289,268	2,296,098	2,305,084
Tangible assets (1)	$68,283,202	$68,035,433	$51,588,676	$51,256,174	$51,297,209
Tangible common equity to tangible assets (1)	7.53%	7.26%	7.76%	7.41%	7.44%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2025	2024
Net income per common share:
Net income applicable to common shares	$440,533	$373,214
Adjustments:
Merger-related charges	116,336	29,208
Debt securities (gains) losses	110	90
CECL Day 1 non-PCD provision expense	75,604	15,312
Pension plan gain	(21,001)	—
Distribution of excess pension assets expense	—	13,318
FDIC special assessment	—	2,994
Separation expense	—	2,646
Less: tax effect on net total adjustments (2)	(43,969)	(14,717)
Net income applicable to common shares, adjusted (1)	$567,613	$422,065
Weighted average diluted common shares outstanding	357,278	308,605
Net income per common share, diluted	$1.23	$1.21
Adjusted net income per common share, diluted (1)	$1.59	$1.37
Tangible common book value:
Shareholders’ common equity	$8,065,552	$6,123,579
Deduct: Goodwill and intangible assets	2,926,960	2,305,084
Tangible shareholders’ common equity (1)	$5,138,592	$3,818,495
Period end common shares	390,768	318,955
Tangible common book value (1)	$13.15	$11.97
Return on average tangible common equity:
Net income applicable to common shares	$440,533	$373,214
Add: Intangible amortization (net of tax) (2)	39,483	15,218
Tangible net income (1)	$480,016	$388,432
Average shareholders’ common equity	$7,108,424	$5,668,827
Deduct: Average goodwill and intangible assets	2,633,858	2,216,437
Average tangible shareholders’ common equity (1)	$4,474,566	$3,452,390
Return on average tangible common equity (1)	14.30%	15.00%
Net interest margin:
Net interest income	$1,477,042	$1,136,603
Taxable equivalent adjustment	20,398	18,737
Net interest income - taxable equivalent basis (1)	$1,497,440	$1,155,340
Average earning assets	$57,115,572	$46,500,942
Net interest margin (1)	3.50%	3.31%
Efficiency ratio:
Noninterest expense	$1,098,971	$817,599
Deduct: Intangible amortization expense	52,644	20,291
Adjusted noninterest expense (1)	$1,046,327	$797,308
Net interest income - taxable equivalent basis (1) (see above)	$1,497,440	$1,155,340
Noninterest income	356,772	258,931
Deduct: Debt securities gains (losses), net	(110)	(90)
Adjusted total revenue (1)	$1,854,322	$1,414,361
Efficiency ratio (1)	56.43%	56.37%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$5,138,592	$3,818,495
Assets	$71,210,162	$53,602,293
Deduct: Goodwill and intangible assets	2,926,960	2,305,084
Tangible assets (1)	$68,283,202	$51,297,209
Tangible common equity to tangible assets (1)	7.53%	7.44%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 25 banking companies headquartered in the United States with consolidated assets of $71.2 billion at September 30, 2025. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
Net income applicable to common shares for the third quarter of 2025 was $178.5 million, or $0.46 per diluted common share, compared to $121.4 million, or $0.34 per diluted common share, for the second quarter of 2025.
Results for the third quarter of 2025 were impacted by $69.3 million in pre-tax merger-related expenses. Results for the second quarter of 2025 were impacted by the following pre-tax items as a result of Old National’s acquisition of Bremer Financial Corporation (“Bremer”) on May 1, 2025: $41.2 million of merger-related expenses, $75.6 million of CECL Day 1 non-PCD provision expense related to the allowance for credit losses established on acquired non-PCD loans (including unfunded commitments), and a $21.0 million gain associated with the freezing of benefits of the Bremer pension plan. Excluding these items, net income applicable to common shares for the third quarter of 2025 was $231.3 million, or $0.59 per diluted common share on an adjusted basis1, compared to $190.9 million, or $0.53 per diluted common share on an adjusted basis1, for the second quarter of 2025.
Our results for the third quarter of 2025 reflect organic growth in total loans, deposits, and net interest income, the full quarter impact of Bremer operations, disciplined expense management, and strong credit quality and capital.
Deposits:  Period-end total deposits increased $648.5 million, or 5% annualized, to $55.0 billion at September 30, 2025 compared to June 30, 2025.
Loans:  Our loan balances, excluding loans held-for-sale, increased $65.1 million, or 1% annualized, to $48.0 billion at September 30, 2025 compared to June 30, 2025.
Net Interest Income: Net interest income increased $59.8 million to $574.6 million compared to the second quarter of 2025 driven by the full quarter impact of Bremer and higher asset yields, partly offset by higher funding costs.
Provision for Credit Losses:  Provision for credit losses was $26.7 million. Excluding $75.6 million of CECL Day 1 non-PCD provision expense related to the allowance for credit losses established on acquired non-PCD Bremer loans (including unfunded loan commitments), provision was $31.2 million in the second quarter of 2025.
Noninterest Income:  Noninterest income was $130.5 million compared to $132.5 million, or $111.6 million excluding a $21.0 million pre-tax gain associated with the freezing of benefits of the Bremer pension plan in the second quarter of 2025. The increase (when excluding the gain associated with the freezing of the pension plan) reflects the full quarter impact of Bremer revenue as well as higher wealth fees and capital markets revenue.
Noninterest Expense:  Noninterest expense increased $61.0 million compared to the second quarter of 2025. In the third quarter of 2025, noninterest expense included $69.3 million of merger-related expenses compared to $41.2 million of merger-related expenses in the second quarter of 2025. Excluding these expenses, noninterest expense was $376.5 million for the third quarter of 2025, an increase of $32.9 million from $343.6 million for the second quarter of 2025 driven by the full quarter impact of Bremer.
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

BREMER ACQUISITION
On May 1, 2025, Old National completed its acquisition of Bremer, and its wholly owned banking subsidiary, Bremer Bank, National Association. At closing, Bremer had approximately $16.3 billion of total assets, $11.1 billion of total loans, and $12.9 billion of deposits. The consideration paid totaled $1.3 billion and consisted of 50.2 million shares of Old National common stock and $314.6 million of cash. The majority of system conversions related to the acquisition were completed in mid-October 2025.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Income Statement Summary:
Net interest income	$574,609	$391,724	46.7%	$1,477,042	$1,136,603	30.0%
Provision for credit losses	26,738	28,497	(6.2)	164,976	83,602	97.3
Noninterest income	130,461	94,138	38.6	356,772	258,931	37.8
Noninterest expense	445,734	272,283	63.7	1,098,971	817,599	34.4
Net income applicable to common shareholders	178,533	139,768	27.7	440,533	373,214	18.0
Net income per common share - diluted	0.46	0.44	4.5	1.23	1.21	1.7
Other Data:
Return on average common equity	9.01%	9.40%		8.26%	8.78%
Return on average tangible common equity (1)	15.87	15.96		14.30	15.00
Efficiency ratio (1)	58.84	53.83		56.43	56.37
Tier 1 leverage ratio	8.72	9.05		8.72	9.05
Net charge-offs to average loans	0.25	0.19		0.24	0.16
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 81% of revenues for the nine months ended September 30, 2025. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
During the third quarter of 2025, the Federal Reserve decreased interest rates, resulting in rates that were also reduced compared to those in effect as of September 30, 2024. The Federal Reserve’s Federal Funds Rate is currently in a target range of 4.00% to 4.25%, with the Effective Federal Funds Rate of 4.09% at September 30, 2025 compared to 4.83% at September 30, 2024. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,159,564	$12,207	4.18%	$904,176	$11,696	5.15%
Investment securities:
Treasury and government sponsored agencies	2,391,564	20,721	3.47%	2,255,629	21,851	3.87%
Mortgage-backed securities	9,854,107	105,596	4.29%	5,977,058	48,425	3.24%
States and political subdivisions	1,577,384	13,109	3.32%	1,668,454	14,042	3.37%
Other securities	874,728	16,265	7.44%	785,107	12,547	6.39%
Total investment securities	14,697,783	155,691	4.24%	10,686,248	96,865	3.63%
Loans: (2)
Commercial	14,722,785	249,569	6.78%	10,373,340	183,878	7.09%
Commercial real estate	21,999,016	356,014	6.47%	16,216,842	274,832	6.78%
Residential real estate loans	8,287,155	95,129	4.59%	6,833,597	67,084	3.93%
Consumer	3,166,508	56,557	7.09%	2,891,260	51,714	7.12%
Total loans	48,175,464	757,269	6.28%	36,315,039	577,508	6.36%
Total earning assets	64,032,811	$925,167	5.78%	47,905,463	$686,069	5.73%
Deduct: Allowance for credit losses on loans	(566,102)			(366,667)
Non-Earning Assets
Cash and due from banks	492,415			413,583
Other assets	7,177,663			5,394,032
Total assets	$71,136,787			$53,346,411

Interest-Bearing Liabilities
Checking and NOW accounts	$9,382,625	$36,221	1.53%	$7,551,264	$29,344	1.55%
Savings accounts	5,009,293	3,866	0.31%	4,860,161	5,184	0.42%
Money market accounts	16,674,801	121,886	2.90%	11,064,433	106,148	3.82%
Time deposits, excluding brokered deposits	7,723,441	73,247	3.76%	5,928,241	64,435	4.32%
Brokered deposits	3,371,269	37,381	4.40%	1,829,218	24,616	5.35%
Total interest-bearing deposits	42,161,429	272,601	2.57%	31,233,317	229,727	2.93%
Federal funds purchased and interbank borrowings	157,192	1,816	4.58%	14,549	292	7.98%
Securities sold under agreements to repurchase	289,323	731	1.00%	239,524	612	1.02%
FHLB advances	5,552,780	57,143	4.08%	4,572,046	47,719	4.15%
Other borrowings	871,996	10,292	4.68%	754,544	9,851	5.19%
Total borrowed funds	6,871,291	69,982	4.04%	5,580,663	58,474	4.17%
Total interest-bearing liabilities	$49,032,720	$342,583	2.77%	$36,813,980	$288,201	3.11%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$12,731,654			$9,371,698
Other liabilities	1,203,838			970,662
Shareholders’ equity	8,168,575			6,190,071
Total liabilities and shareholders’ equity	$71,136,787			$53,346,411

Net interest income - taxable equivalent basis		$582,584	3.64%		$397,868	3.32%
Taxable equivalent adjustment		(7,975)			(6,144)
Net interest income (GAAP)		$574,609	3.59%		$391,724	3.27%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

(Tax equivalent basis, dollars in thousands)	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,126,460	$35,813	4.25%	$825,743	$32,992	5.34%
Investment securities:
Treasury and government sponsored agencies	2,369,307	61,560	3.46%	2,275,607	66,648	3.91%
Mortgage-backed securities	8,249,480	247,853	4.01%	5,721,725	135,217	3.15%
States and political subdivisions	1,594,912	39,753	3.32%	1,678,504	42,308	3.36%
Other securities	872,430	42,547	6.50%	781,385	37,303	6.37%
Total investment securities	13,086,129	391,713	3.99%	10,457,221	281,476	3.59%
Loans: (2)
Commercial	12,803,059	634,610	6.61%	10,087,322	534,566	7.07%
Commercial real estate	19,432,867	918,371	6.30%	15,488,010	765,325	6.59%
Residential real estate loans	7,636,955	251,629	4.39%	6,826,809	197,770	3.86%
Consumer	3,030,102	160,814	7.10%	2,815,837	146,177	6.93%
Total loans	42,902,983	1,965,424	6.11%	35,217,978	1,643,838	6.22%
Total earning assets	57,115,572	$2,392,950	5.59%	46,500,942	$1,958,306	5.62%
Deduct: Allowance for credit losses on loans	(457,192)			(337,168)
Non-Earning Assets
Cash and due from banks	430,891			402,213
Other assets	6,331,698			5,232,807
Total assets	$63,420,969			$51,798,794

Interest-Bearing Liabilities
Checking and NOW	$8,507,970	$89,362	1.40%	$7,627,029	$88,994	1.56%
Savings	4,891,083	11,251	0.31%	4,976,361	15,455	0.41%
Money market	14,483,414	321,200	2.97%	10,571,821	302,921	3.83%
Time deposits, excluding brokered deposits	6,943,552	196,936	3.79%	5,327,361	168,453	4.22%
Brokered deposits	2,489,600	84,435	4.53%	1,375,231	55,149	5.36%
Total interest-bearing deposits	37,315,619	703,184	2.52%	29,877,803	630,972	2.82%
Federal funds purchased and interbank borrowings	131,341	4,394	4.47%	77,262	3,239	5.60%
Securities sold under agreements to repurchase	286,137	1,918	0.90%	261,818	2,168	1.11%
FHLB advances	5,355,597	158,081	3.95%	4,477,851	133,529	3.98%
Other borrowings	792,708	27,933	4.71%	823,746	33,058	5.36%
Total borrowed funds	6,565,783	192,326	3.92%	5,640,677	171,994	4.07%
Total interest-bearing liabilities	$43,881,402	$895,510	2.73%	$35,518,480	$802,966	3.02%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$11,145,709			$9,396,081
Other liabilities	1,041,715			971,687
Shareholders’ equity	7,352,143			5,912,546
Total liabilities and shareholders’ equity	$63,420,969			$51,798,794

Net interest income - taxable equivalent basis		$1,497,440	3.50%		$1,155,340	3.31%
Taxable equivalent adjustment		(20,398)			(18,737)
Net interest income (GAAP)		$1,477,042	3.45%		$1,136,603	3.26%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended September 30, 2024 to Three Months Ended September 30, 2025			From Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2025
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$511	$2,994	$(2,483)	$2,821	$10,793	$(7,972)
Investment securities (2)	58,826	39,428	19,398	110,237	74,727	35,510
Loans (3)	179,761	187,510	(7,749)	321,586	355,362	(33,776)
Total interest income	239,098	229,932	9,166	434,644	440,882	(6,238)
Interest Expense
Checking and NOW deposits	6,877	7,113	(236)	368	9,746	(9,378)
Savings deposits	(1,318)	137	(1,455)	(4,204)	(232)	(3,972)
Money market deposits	15,738	47,311	(31,573)	18,279	99,471	(81,192)
Time deposits, excluding brokered deposits	8,812	18,269	(9,457)	28,483	48,464	(19,981)
Brokered deposits	12,765	18,884	(6,119)	29,286	41,267	(11,981)
Federal funds purchased and interbank borrowings	1,524	2,247	(723)	1,155	2,039	(884)
Securities sold under agreements to repurchase	119	127	(8)	(250)	182	(432)
FHLB advances	9,424	10,199	(775)	24,552	26,005	(1,453)
Other borrowings	441	1,465	(1,024)	(5,125)	(1,180)	(3,945)
Total interest expense	54,382	105,752	(51,370)	92,544	225,762	(133,218)
Net interest income	$184,716	$124,180	$60,536	$342,100	$215,120	$126,980
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.6 million and $7.9 million during the three and nine months ended September 30, 2025, respectively, and $2.8 million and $8.4 million during the three and nine months ended September 30, 2024, respectively; using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $5.4 million and $12.5 million during the three and nine months ended September 30, 2025, respectively, and $3.4 million and $10.4 million during the three and nine months ended September 30, 2024, respectively; using the federal statutory rate in effect of 21%.
The increase in net interest income for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was driven by the acquisition of Bremer as well as strong loan growth, and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities.
The increase in net interest margin on a fully taxable equivalent basis for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to the impact of Bremer, loan growth, and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities. The yield on interest earning assets increased 5 basis points and the cost of interest-bearing liabilities decreased 34 basis points in the three months ended September 30, 2025 compared to the same quarter a year ago. The yield on interest earning assets decreased 3 basis points and the cost of interest-bearing liabilities decreased 29 basis points in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Average earning assets increased $16.1 billion, and $10.6 billion for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to Bremer loans and securities acquired as well as strong loan growth.
Average loans, including loans held-for-sale, increased $11.9 billion and $7.7 billion for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to Bremer loans acquired as well as strong commercial and commercial real estate loan growth. Bremer loans totaled $11.2 billion at the close of the acquisition.

Average noninterest-bearing deposits increased $3.4 billion while average interest-bearing deposits increased $10.9 billion for the three months ended September 30, 2025 when compared to the same period in 2024 reflecting Bremer deposits assumed and organic growth. Average noninterest-bearing deposits increased $1.7 billion while average interest-bearing deposits increased $7.4 billion for the nine months ended September 30, 2025 when compared to the same period in 2024 reflecting Bremer deposits assumed and organic growth. Bremer deposits assumed totaled $12.9 billion at the close of the acquisition.
Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Provision for credit losses on loans	$24,003	$29,176	(17.7)%	$154,292	$89,774	71.9%
Provision (release) for credit losses on unfunded loan commitments	2,735	(679)	(502.8)	10,684	(6,172)	(273.1)
Total provision for credit losses	$26,738	$28,497	(6.2)%	$164,976	$83,602	97.3%

Net (charge-offs) recoveries on non-PCD loans	$(19,000)	$(13,996)	35.8%	$(61,199)	$(29,878)	104.8%
Net (charge-offs) recoveries on PCD loans	(11,038)	(3,478)	217.4	(16,983)	(13,391)	26.8
Total net (charge-offs) recoveries on loans	$(30,038)	$(17,474)	71.9%	$(78,182)	$(43,269)	80.7%
Net charge-offs (recoveries) to average loans	0.25%	0.19%	29.6%	0.24%	0.16%	48.3
Total provision for credit losses on loans increased in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to credit migration, higher net charge-offs, and macroeconomic factors. In addition, the provision for credit losses on loans in the nine months ended September 30, 2025 included $75.6 million to establish an allowance for credit losses on non-PCD Bremer loans and unfunded loan commitments acquired. The provision for credit losses on loans in the nine months ended September 30, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD CapStar loans acquired. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Wealth and investment services fees	$39,684	$29,117	36.3%	$105,149	$86,779	21.2%
Service charges on deposit accounts	27,856	20,350	36.9	72,890	57,598	26.5
Debit card and ATM fees	13,197	11,362	16.2	36,110	32,409	11.4
Mortgage banking revenue	10,442	7,669	36.2	27,353	19,211	42.4
Capital markets income	12,629	7,426	70.1	24,249	15,055	61.1
Company-owned life insurance	7,565	5,315	42.3	19,571	14,488	35.1
Debt securities gains (losses), net	7	(76)	(109.2)	(110)	(90)	22.2
Other income	19,081	12,975	47.1	71,560	33,481	113.7
Total noninterest income	$130,461	$94,138	38.6%	$356,772	$258,931	37.8%

Noninterest income increased $36.3 million for the three months ended September 30, 2025 compared to the same period in 2024 driven by the acquisition of Bremer and organic growth of fee-based businesses.
Noninterest income for the nine months ended September 30, 2025 included a $21.0 million gain in other income associated with the freezing of benefits of the Bremer pension plan. Excluding this gain, noninterest income increased to $335.8 million for the nine months ended September 30, 2025 compared to the same period in 2024 driven by the acquisition of Bremer, the CapStar acquisition in April 2024, organic growth of fee-based businesses, and higher other income.
Mortgage banking revenue increased $2.8 million and $8.1 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to higher mortgage originations and increased loan sales.
Capital markets income increased $5.2 million and $9.2 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to higher levels of commercial real estate client interest rate swap fees.
Other income increased $6.1 million and $38.1 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to additional other income associated with the acquisition of Bremer. In addition, other income for the nine months ended September 30, 2025 compared to the same period in 2024 was impacted by the $21.0 million pre-tax gain associated with the freezing of benefits of the Bremer pension plan, the CapStar acquisition, and $4.2 million of net gains on sales of commercial loans.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Salaries and employee benefits	$211,345	$147,494	43.3%	$561,762	$456,490	23.1%
Occupancy	34,442	27,130	27.0	93,927	80,696	16.4
Equipment	12,703	9,888	28.5	34,170	27,263	25.3
Marketing	15,093	11,036	36.8	40,792	32,954	23.8
Technology	36,122	23,343	54.7	89,594	67,368	33.0
Communication	7,742	4,681	65.4	16,890	13,161	28.3
Professional fees	13,598	7,278	86.8	43,448	24,236	79.3
FDIC assessment	14,095	11,722	20.2	37,204	32,711	13.7
Amortization of intangibles	26,184	7,411	253.3	52,644	20,291	159.4
Amortization of tax credit investments	7,057	3,277	115.3	16,296	8,773	85.8
Other expense	67,353	19,023	254.1	112,244	53,656	109.2
Total noninterest expense	$445,734	$272,283	63.7%	$1,098,971	$817,599	34.4%
Noninterest expense included $69.3 million and $6.9 million of merger-related expenses for the three months ended September 30, 2025 and 2024, respectively. In addition, the three months ended September 30, 2024 included $2.6 million of separation expense associated with a mutual separation agreement with a former executive. Excluding these expenses, noninterest expense increased to $376.5 million for the three months ended September 30, 2025, compared to $262.8 million for the three months ended September 30, 2024. This increase was driven primarily by operating costs and additional amortization of intangibles related to the acquisition of Bremer, as well as higher salary and employee benefits reflective of merit and performance-driven incentive accruals.
Noninterest expense included $116.3 million and $29.2 million of merger-related expenses for the nine months ended September 30, 2025 and 2024, respectively. In addition, the nine months ended September 30, 2024 included a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, $3.0 million for the FDIC special assessment, and $2.6 million of separation expense. Excluding these expenses, noninterest expense increased to $982.6 million for the nine months ended September 30, 2025, compared to $769.4 million for the nine months ended September 30, 2024. This increase was driven by operating costs and additional amortization of intangibles related to the acquisitions of

Bremer and CapStar, as well as higher salary and employee benefits reflective of merit and performance-driven incentive accruals.
Amortization of tax credit investments increased $3.8 million and $7.5 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date. See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 21.5% and 20.6% for the three and nine months ended September 30, 2025, respectively, compared to 22.3% and 22.1% for the three and nine months ended September 30, 2024, respectively, reflecting an increase in tax credits. See Note 14 to the consolidated financial statements for additional information. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2025 based on the current estimate of the effective annual rate.
FINANCIAL CONDITION
Overview
At September 30, 2025, our assets were $71.2 billion, a $17.7 billion increase compared to assets of $53.6 billion at December 31, 2024. The increase was driven primarily by the acquisition of Bremer.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. Earning assets were $64.2 billion at September 30, 2025, a $16.2 billion increase compared to earning assets of $48.0 billion at December 31, 2024.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $14.9 billion at September 30, 2025, compared to $10.9 billion at December 31, 2024. The increase was driven primarily by the acquisition of Bremer. Investment securities represented 23% of earning assets at both September 30, 2025 and December 31, 2024. At September 30, 2025, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $627.6 million and $890.5 million at September 30, 2025 and December 31, 2024, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $391.5 million and $483.7 million at September 30, 2025 and December 31, 2024, respectively.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 3.85 at September 30, 2025, compared to 4.11 at December 31, 2024. The total investment securities portfolio had an effective duration of 4.60 at September 30, 2025, compared to 5.09 at December 31, 2024. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 4.24% and 3.99% for the three and nine months ended

September 30, 2025, respectively, compared to 3.63% and 3.59% for the three and nine months ended September 30, 2024, respectively.
Loan Portfolio
We lend to consumer and commercial clients in many diverse industries including real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture, among others. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. The following table presents the composition of the loan portfolio:

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Commercial	$14,506,375	$10,288,560	$4,217,815	41.0%
Commercial real estate	22,083,734	16,307,486	5,776,248	35.4
Residential real estate	8,190,127	6,797,586	1,392,541	20.5
Consumer	3,187,679	2,892,255	295,424	10.2
Total loans	$47,967,915	$36,285,887	$11,682,028	32.2%
The following table presents the composition of the loan portfolio by state:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total Loans	Percent of Total
September 30, 2025
Minnesota	$3,016,736	$5,511,332	$1,696,504	$346,943	$10,571,515	22%
Illinois	2,879,324	3,502,153	1,460,346	598,932	8,440,755	18%
Indiana	1,609,115	1,756,730	1,106,093	928,121	5,400,059	11%
Wisconsin	1,117,045	2,879,665	560,149	181,861	4,738,720	10%
Michigan	697,885	1,328,960	634,139	260,715	2,921,699	6%
Tennessee	498,247	1,344,039	250,759	234,427	2,327,472	5%
North Dakota	505,607	1,136,573	110,467	35,155	1,787,802	4%
Kentucky	367,149	622,660	265,547	374,264	1,629,620	3%
Texas	373,188	505,311	255,626	12,357	1,146,482	2%
Florida	337,546	341,264	327,778	35,798	1,042,386	2%
Ohio	366,014	460,142	6,790	15,716	848,662	2%
California	227,893	72,980	408,648	33,497	743,018	2%
Other	2,510,626	2,621,925	1,107,281	129,893	6,369,725	13%
Total	$14,506,375	$22,083,734	$8,190,127	$3,187,679	$47,967,915	100%
Geographic location in the preceding table is determined by collateral location for real estate loans and borrower location for non-real estate loans.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 57% of earning assets at September 30, 2025, compared to 55% at December 31, 2024. At September 30, 2025, commercial and commercial real estate loans were $36.6 billion, an increase of $10.0 billion from December 31, 2024 driven primarily by the acquisition of Bremer, as well as disciplined commercial loan production that was well balanced across our market footprint and product lines, partly offset by the sale of $71 million of commercial real estate loans in the nine months ended September 30, 2025.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	September 30, 2025			December 31, 2024
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Health care and social assistance	$2,545,262	$3,076,036	$32,713	$1,657,229	$1,982,352	$1,636
Manufacturing	2,175,734	3,580,220	18,346	1,724,108	2,884,035	29,886
Real estate rental and leasing	1,301,019	2,058,545	12,972	1,024,315	1,500,570	7,915
Wholesale trade	1,157,792	2,065,780	692	780,643	1,480,859	2,192
Accommodation and food services	1,156,936	1,294,253	19,591	579,424	679,087	7,146
Construction	1,082,467	2,142,257	11,266	740,093	1,680,577	11,690
Finance and insurance	764,394	1,387,727	319	617,151	1,018,320	141
Agriculture, forestry, fishing, and hunting	755,669	1,118,698	2,655	278,554	391,072	2,822
Professional, scientific, and technical services	714,674	1,314,877	5,768	558,589	987,800	7,486
Transportation and warehousing	485,348	720,463	39,193	459,988	597,413	21,771
Retail trade	459,360	732,449	12,985	305,245	554,620	12,781
Administrative and support and waste management and remediation services	389,860	595,201	4,501	392,955	573,061	3,363
Educational services	317,696	490,626	46	243,843	372,777	5
Public administration	288,243	330,431	—	167,410	191,005	—
Other services	260,727	437,248	11,605	236,870	366,265	8,995
Other	651,194	1,276,993	6,900	522,143	852,984	5,975
Total	$14,506,375	$22,621,804	$179,552	$10,288,560	$16,112,797	$123,804
By Loan Size:
Less than $200,000	4%	4%	10%	3%	3%	4%
$200,000 to $1,000,000	12	11	18	12	11	14
$1,000,000 to $5,000,000	25	25	43	24	24	50
$5,000,000 to $10,000,000	17	16	16	14	15	8
$10,000,000 to $25,000,000	25	26	13	29	28	24
Greater than $25,000,000	17	18	—	18	19	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	September 30, 2025			December 31, 2024
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$6,998,523	$8,237,450	$144,414	$5,620,340	$6,752,819	$85,937
Warehouse / Industrial	3,962,958	4,213,982	5,065	3,034,854	3,331,289	8,401
Retail	3,154,814	3,273,628	20,869	2,295,808	2,372,912	8,435
Office	2,678,892	2,734,719	66,194	2,126,618	2,256,299	46,078
Senior housing	1,121,317	1,133,954	28,513	852,376	872,162	50,443
Single family	635,594	654,061	4,870	531,679	545,717	6,278
Other (2)	3,531,636	4,308,638	50,339	1,845,811	2,118,461	28,660
Total	$22,083,734	$24,556,432	$320,264	$16,307,486	$18,249,659	$234,232
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.
The mix of properties securing the loans in our commercial real estate portfolio is comprised of owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the

Company’s primary market area. Approximately 26% of the commercial real estate portfolio is owner-occupied at September 30, 2025, compared to 27% at December 31, 2024.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At September 30, 2025, the Company held $869.4 million of non-owner-occupied commercial real estate loans, or 2% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
At September 30, 2025, residential real estate loans held in our loan portfolio were $8.2 billion, an increase of $1.4 billion compared to December 31, 2024 driven primarily by the acquisition of Bremer. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $295.4 million to $3.2 billion at September 30, 2025 compared to December 31, 2024 driven primarily by the acquisition of Bremer.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at September 30, 2025 totaled $2.9 billion, an increase of $630.9 million compared to December 31, 2024 as a result of goodwill and other intangible assets recorded with the acquisition of Bremer.
Other Assets
Other assets at September 30, 2025 increased $671.2 million compared to December 31, 2024 reflecting Bremer other assets acquired and higher investments in partnerships, limited liability companies, and other ownership interests that support affordable housing.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Deposits:
Noninterest-bearing demand	$12,691,658	$9,399,019	$3,292,639	35.0%
Interest-bearing:
Checking and NOW	11,162,121	8,040,331	3,121,790	38.8%
Savings	4,958,555	4,753,279	205,276	4.3%
Money market	17,032,446	11,875,192	5,157,254	43.4%
Time deposits	9,161,404	6,755,739	2,405,665	35.6%
Total deposits	55,006,184	40,823,560	14,182,624	34.7%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	1	385	(384)	(99.7)%
Securities sold under agreements to repurchase	277,594	268,975	8,619	3.2%
Federal Home Loan Bank advances	5,663,361	4,452,559	1,210,802	27.2%
Other borrowings	825,425	689,618	135,807	19.7%
Total wholesale borrowings	6,766,381	5,411,537	1,354,844	25.0%
Total funding	$61,772,565	$46,235,097	$15,537,468	33.6%
The increase in total deposits was due to Bremer deposits assumed and organic growth. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 11% at September 30, 2025, compared to 12% at December 31, 2024.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2025 increased $151.5 million compared to December 31, 2024 primarily due to the Bremer acquisition and higher derivative liabilities.
Capital
Shareholders’ equity totaled $8.3 billion at September 30, 2025 and $6.3 billion at December 31, 2024. Old National issued 50.2 million shares of Common Stock in conjunction with the acquisition of Bremer on May 1, 2025 adding $1.0 billion in shareholders’ equity. In addition, Old National issued 21.9 million shares of Common Stock in the settlement of the forward sale agreements adding $443.2 million in shareholders’ equity. Retained earnings and changes in unrealized losses on available-for-sale investment securities also contributed to the increase in shareholders’ equity during the nine months ended September 30, 2025. These increases were partially offset by dividends and the repurchase of 1.1 million shares of Common Stock during the nine months ended September 30, 2025 under a stock repurchase plan that was approved by the Company’s Board of Directors on February 19, 2025, which reduced equity by $25.0 million. As of September 30, 2025, Old National had remaining authorization to repurchase up to $175.0 million of its outstanding Common Stock through February 28, 2026.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2025, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		September 30, 2025	December 31, 2024
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	8.72%	9.21%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		11.02	11.38
Tier 1 capital to risk-weighted total assets	8.50	6.00		11.49	11.98
Total capital to risk-weighted total assets	10.50	10.00		12.78	13.37
Shareholders’ equity to assets	N/A	N/A		11.67	11.84
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	September 30, 2025	December 31, 2024
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.55%	9.07%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	11.25	11.82
Tier 1 capital to risk-weighted total assets	8.50	8.00	11.25	11.82
Total capital to risk-weighted total assets	10.50	10.00	12.16	12.72
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

Management views stress testing as an integral part of the Company’s risk management and strategic planning activities. Old National performs stress testing periodically throughout the year. The primary objective of the stress test is to ensure that Old National has a robust, forward-looking stress testing process and maintains sufficient capital to continue operations throughout times of economic and financial stress. Management also uses the stress testing framework to evaluate decisions relating to pricing, loan concentrations, capital deployment, and mergers and acquisitions to ensure that strategic decisions align with Old National’s risk appetite statement. Old National’s stress testing process incorporates key risks that include strategic, market, liquidity, credit, operational, information security and technology, talent management, and compliance/regulatory/legal risks. Old National’s stress testing policy outlines steps that will be taken if stress test results do not meet internal thresholds under severely adverse economic scenarios.
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Enterprise Risk Committee of our Board, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate Old National’s risks. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational, information security and technology, talent management, and compliance/regulatory/legal. Our Chief Risk Officer provides quarterly reports to the Board’s Enterprise Risk Committee on various risk topics. The following discussion addresses certain of these major risks including credit, market, and liquidity. Discussion of strategic, talent management, operational, information security and technology, and compliance/regulatory/legal risks is provided in the section entitled “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.
Asset Quality
We lend to consumer and commercial clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At September 30, 2025, our average commercial loan size was approximately $740,000 and our average commercial real estate loan size was approximately $1,465,000. At September 30, 2025, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest and Southeast regions of the United States.

The following table presents a summary of under-performing assets as well as criticized and classified assets:

(dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$590,820	$447,979
Past due loans (90 days or more and still accruing)	1,525	4,060
Foreclosed assets	6,325	4,294
Total under-performing assets	$598,670	$456,333
Classified loans (includes nonaccrual, past due 90 days or more, and other problem loans)	$2,473,639	$1,525,452
Other classified assets (1)	35,373	58,954
Special mention loans	893,109	908,630
Total criticized and classified assets	$3,402,121	$2,493,036
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	1.23%	1.23%
Under-performing assets/total loans (2)	1.25	1.26
Under-performing assets/total assets	0.84	0.85
Allowance for credit losses on loans/under-performing assets	95.57	86.02
Allowance for credit losses on loans/nonaccrual loans	96.84	87.62
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.
Under-performing assets increased to $598.7 million at September 30, 2025, compared to $456.3 million at December 31, 2024 primarily due to the Bremer acquisition. Under-performing assets as a percentage of total loans at September 30, 2025 were 1.25%, a 1 basis point decrease from 1.26% at December 31, 2024.
Nonaccrual loans increased $142.8 million from December 31, 2024 to September 30, 2025 reflecting $136.1 million of nonaccrual loans acquired in the Bremer acquisition. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 96.84% at September 30, 2025, compared to 87.62% at December 31, 2024.
Total criticized and classified assets were $3.4 billion at September 30, 2025, an increase of $909.1 million from December 31, 2024 primarily due to $1.2 billion of criticized and classified loans related to the Bremer acquisition. Other classified assets include investment securities that fell below investment grade rating totaling $35.4 million at September 30, 2025, compared to $59.0 million at December 31, 2024.
Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $30.0 million during the three months ended September 30, 2025, compared to $17.5 million for the same period in 2024. Annualized, net charge-offs to average loans were 0.25% and 0.19% for the three months ended September 30, 2025 and 2024, respectively. The three months ended September 30, 2025 and 2024 included net charge-offs on PCD loans totaling 0.09% and 0.04% on an annualized basis of average loans, respectively. Net charge-offs on loans totaled $78.2 million during the nine months ended September 30, 2025, compared to $43.3 million for the same period in 2024. Annualized, net charge-offs to average loans were 0.24% and 0.16% for the nine months ended September 30, 2025 and 2024, respectively. The nine months ended September 30, 2025 and 2024 included net charge-offs on PCD loans totaling 0.05% on an annualized basis of average loans in both periods.
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
The allowance for credit losses on loans was $572.2 million at September 30, 2025, compared to $392.5 million at December 31, 2024. The increase reflects $103.5 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the Bremer acquisition date. In addition, the provision for credit losses on loans in the nine months ended September 30, 2025 included $69.1 million to establish an allowance for credit losses on non-PCD Bremer loans acquired. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $32.3 million at September 30, 2025, compared to $21.7 million at December 31, 2024. We increased the allowance for credit losses on unfunded loan commitments by $6.5 million in the nine months ended September 30, 2025 as a result of the Bremer acquisition.
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
A key element in our ongoing process is to measure and monitor interest rate risk using a model to quantify the likely impact of changing interest rates on Old National’s results of operations. The model quantifies the effects of various possible interest rate scenarios on projected net interest income. The model measures the impact on net interest income relative to a base case scenario over a two-year cumulative horizon resulting from an immediate change in interest rates using multiple rate scenarios. The base case scenario assumes that the balance sheet and interest rates are held at current levels. The model shows our projected net interest income sensitivity based on interest rate changes only and does not consider other forecast assumptions. The net interest income projections across all interest rate scenarios include the expected impact of purchase accounting accretion due to recent acquisitions. Due to the dynamics of future interest rate expectations, we also measure and monitor interest rate risk using the forward curve, which may be a more probable scenario of our interest rate exposure. The forward curve represents the relationship between the price of forward contracts and the time to maturity of the forward contracts at a point in time.

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at September 30, 2025 and 2024:

	Immediate Rate Decrease			September 30, 2025 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2025
Projected interest income:
Money market, other interest earning investments, and investment securities	$999,607	$1,133,037	$1,243,065	$1,326,205	$1,347,047	$1,414,490	$1,465,366	$1,513,792
Loans	4,111,169	4,724,332	5,322,745	5,531,692	5,903,821	6,465,088	7,016,893	7,565,404
Total interest income	5,110,776	5,857,369	6,565,810	6,857,897	7,250,868	7,879,578	8,482,259	9,079,196
Projected interest expense:
Deposits	461,733	864,580	1,307,043	1,456,812	1,773,997	2,227,048	2,656,621	3,086,179
Borrowings	398,856	528,388	658,503	721,198	806,401	963,163	1,119,933	1,276,636
Total interest expense	860,589	1,392,968	1,965,546	2,178,010	2,580,398	3,190,211	3,776,554	4,362,815
Net interest income	$4,250,187	$4,464,401	$4,600,264	$4,679,887	$4,670,470	$4,689,367	$4,705,705	$4,716,381
Change from base	$(420,283)	$(206,069)	$(70,206)	$9,417		$18,897	$35,235	$45,911
% change from base	(9.00)%	(4.41)%	(1.50)%	0.20%		0.40%	0.75%	0.98%

	Immediate Rate Decrease			September 30, 2024 Forward Curve		Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2024
Projected interest income:
Money market, other interest earning investments, and investment securities	$737,961	$807,095	$865,971	$866,677	$918,494	$973,828	$1,020,305	$1,065,415
Loans	3,158,639	3,608,455	4,040,454	4,067,305	4,452,342	4,850,245	5,244,460	5,637,989
Total interest income	3,896,600	4,415,550	4,906,425	4,933,982	5,370,836	5,824,073	6,264,765	6,703,404
Projected interest expense:
Deposits	612,510	926,094	1,239,973	1,103,710	1,569,797	1,906,464	2,227,439	2,548,426
Borrowings	317,486	408,663	506,110	496,282	596,492	687,039	777,281	867,539
Total interest expense	929,996	1,334,757	1,746,083	1,599,992	2,166,289	2,593,503	3,004,720	3,415,965
Net interest income	$2,966,604	$3,080,793	$3,160,342	$3,333,990	$3,204,547	$3,230,570	$3,260,045	$3,287,439
Change from base	$(237,943)	$(123,754)	$(44,205)	$129,443		$26,023	$55,498	$82,892
% change from base	(7.43)%	(3.86)%	(1.38)%	4.04%		0.81%	1.73%	2.59%

The following table illustrates the upper bound, Federal Funds Rate assumed in the simulation above at September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
Basis Point Change Scenario	Federal Funds Rate (1)	Month 12 (2)	Federal Funds Rate (1)	Month 12 (2)
+300	4.25%	7.25%	5.00%	8.00%
+200	4.25%	6.25%	5.00%	7.00%
+100	4.25%	5.25%	5.00%	6.00%
Base	4.25%	4.25%	5.00%	5.00%
-100	4.25%	3.25%	5.00%	4.00%
-200	4.25%	2.25%	5.00%	3.00%
-300	4.25%	1.25%	5.00%	2.00%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value gain of $17.0 million at September 30, 2025, compared to a net liability position with a fair value loss of $7.0 million at December 31, 2024. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities, and prepayments of loans and mortgage-related securities are not as predictable as they are strongly influenced by interest rates, events at other banking organizations, the housing market, general and local economic conditions, competition in the marketplace, and other factors. We continually monitor marketplace trends to identify patterns that might improve the predictability of the timing of deposit flows or asset prepayments.

A maturity schedule for Old National Bank’s time deposits is shown in the following table at September 30, 2025.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2025	$3,898,959	3.34%
2026	4,980,575	3.27
2027	181,197	2.07
2028	44,040	1.87
2029	27,528	1.67
2030 and beyond	29,105	1.15
Total	$9,161,404	3.25%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at September 30, 2025 are shown in the following table.

Moody’s Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1
Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At September 30, 2025, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$504,769	$1,177,848
Unencumbered government-issued debt securities	—	5,651,871
Unencumbered investment grade municipal securities	—	62,589
Unencumbered corporate securities	—	33,747
Availability of borrowings*:
Amount available from Federal Reserve discount window	—	4,555,409
Amount available from Federal Home Loan Bank	—	8,120,873
Total available funds	$504,769	$19,602,337
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At September 30, 2025, Old National Bancorp’s other borrowings outstanding were $357.7 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
07/01/25 - 07/31/25	1,552	$22.16	—	$200,000,000
08/01/25 - 08/31/25	1,876	20.40	—	200,000,000
09/01/25 - 09/30/25	1,118,901	22.48	1,112,964	174,982,917
Total	1,122,329	$22.48	1,112,964	$174,982,917
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
ITEM 5.  OTHER INFORMATION
(a)None
(b)There have been no material changes in the procedure by which security holders may recommend nominees to the Company’s board of directors.
(c)During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2025, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ John V. Moran, IV
John V. Moran, IV
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: October 29, 2025