Form 10-K
period 2025-12-31
OLD NATIONAL BANCORP /IN/
filed 2026-02-19
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 30, 2025, was $8,296,882,698 (based on the closing price on that date of $21.34). In calculating the market value of securities held by non-affiliates of the registrant, the registrant has treated as securities held by affiliates as of June 30, 2025, voting and non-voting stock owned of record by its directors and principal executive officers, and voting and non-voting stock held by the registrant's trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the registrant’s common stock, as of January 31, 2026, was 389,673,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2025 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP
2025 ANNUAL REPORT ON FORM 10-K
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
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
2025 ANNUAL REPORT ON FORM 10-K
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934 and Rule 3b-6 promulgated thereunder, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” “would,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements, including, but not limited to: competition; government legislation, regulations and policies, including trade and tariff policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; the expected cost savings, synergies and other financial benefits from the Merger between Old National and Bremer not being realized within the expected time frames and costs or difficulties relating to integration matters being greater than expected; potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the Merger; the impact of purchase accounting with respect to the Merger, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine their fair value and credit marks; the potential impact of future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses, the success of revenue-generating and cost reduction initiatives and the diversion of management’s attention from ongoing business operations and opportunities; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information technology systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; adverse effects on our information technology systems, or those of third parties, resulting from failures, disruptions or cybersecurity attacks, including ransomware; security breaches, including denial of service attacks, hacking, social engineering attacks, malware intrusion and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; political and economic uncertainty and instability; the impacts of pandemics, epidemics and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
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

PART I
ITEM 1.    BUSINESS
COMPANY PROFILE
Old National Bancorp, the financial holding company of Old National Bank, our wholly owned banking subsidiary (“Old National Bank”), is incorporated in the state of Indiana, is the sixth largest Midwestern-headquartered bank by asset size with consolidated assets of $72.2 billion at December 31, 2025, and ranks among the top 25 banking companies headquartered in the United States. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through Old National Bank and our non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
THE BANK
Old National Bank traces its roots to 1834 and at December 31, 2025, operated 346 banking centers located primarily throughout the Midwestern and Southeastern United States, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, North Carolina, North Dakota, Tennessee, and Wisconsin. Each of the banking centers of Old National Bank provides a group of similar community banking services, including such products and services as commercial, real estate, and consumer loans; deposits; and private banking, capital markets, brokerage, wealth management, trust, and investment advisory services.
We earn interest income on loans as well as fee income from the origination of loans and from providing other services to our clients. Lending activities include loans to individuals, which primarily consist of home equity lines of credit, residential real estate loans, and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, agricultural loans, letters of credit, and lease financing. Residential real estate loans are either kept in our loan portfolio or sold to secondary investors.
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
HUMAN CAPITAL RESOURCES
At December 31, 2025, we employed 4,971 full‑time equivalent team members. Attracting, developing, and retaining top talent is a strategic priority supported by integrated talent and succession planning, structured hiring practices, comprehensive total rewards, and meaningful growth opportunities. We provide professional development programs—including career skills training, peer mentoring, and opportunities to engage with senior leaders—along with structured leadership development programs, associate and community engagement teams, impact networks, and other learning and development programs to support team member development, engagement, and job satisfaction.
Old National provides a competitive total rewards package that includes base pay, incentive opportunities, and comprehensive benefits. Our benefits package includes health insurance and wellness coverages, a retirement plan with company matching contributions, other welfare plan coverages, paid time off, and paid leave benefits. To support team member health and well‑being, Old National offers medical programs designed to enhance access to quality care. Team members have access to mental well‑being resources, including mindfulness tools and traditional Employee Assistance Program services. Our medical benefits also include specialized support for complex health conditions, such as access to nationally recognized centers of excellence and condition‑specific care solutions.

Additionally, team members in certain areas have access to employer‑sponsored healthcare clinics that provide convenient primary and preventive care.
Old National team members consistently strive to make a positive difference in the communities we serve, sharing their talents through volunteer activities in education, economic development, human and health services, and community reinvestment. We offer a program that allows each team member to be paid up to 24 hours per year to volunteer for activities in their community during normal work hours. Under that program, team members logged approximately 67,700 volunteer hours during 2025 in support of nearly 2,700 organizations, and team members with 25 hours or more of service each year are recognized annually by executive management.
AREAS SERVED
Since our founding, Old National has focused on community and commercial banking by building long-term, highly valued partnerships with our clients. We have continued to expand our footprint in the Midwest and Southeast regions through strategic mergers and acquisitions, and we are now the sixth largest bank headquartered in the Midwest by assets.
The following table reflects information on the top areas we currently serve.

Metropolitan Statistical Area	Deposits as a Percent of Old National Bank Franchise (%)	Deposits Per Branch ($M)	2020-2026 Population Change (%)	2026-2031 Projected Population Change (%)	2026 Median Household Income ($)	2026-2031 Projected Household Income Change (%)
Chicago-Naperville-Elgin, IL-IN-WI	32.8	202.4	(0.2)	0.5	97,107	13.1
Minneapolis-St. Paul-Bloomington, MN-WI	15.0	182.7	2.6	2.3	105,075	10.6
Evansville, IN	9.9	363.7	0.9	0.6	74,892	12.3
Indianapolis-Carmel-Anderson, IN	4.1	108.0	5.3	3.4	87,303	11.8
Milwaukee-Waukesha, WI	2.5	227.2	(0.1)	0.2	84,352	12.3
Madison, WI	2.2	108.4	5.3	3.8	81,438	7.9
National average			3.5	2.6	86,867	11.3
Weighted average total Old National Bank			1.2	1.1	88,447	11.3
Source: S&P Global Market Intelligence. Deposit data as of June 30, 2025.
STRATEGIC TRANSACTIONS
Since forming our holding company in 1982, we have acquired over 50 financial institutions and other financial services businesses. Old National assesses possible mergers, acquisitions, and divestitures based on a disciplined financial evaluation process and expects that future mergers, acquisitions, and divestitures will be consistent with our existing basic banking strategy, which focuses on community banking, client relationships, and consistent quality earnings. Targeted geographic markets for mergers and acquisitions include markets with average to above average growth rates within our general footprint.
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
On April 1, 2024, Old National completed its acquisition of CapStar and its wholly owned subsidiary, CapStar Bank, in an all-stock transaction. This partnership strengthened Old National’s Nashville, Tennessee presence and added several new high-growth markets. At closing, CapStar contributed $3.1 billion in total assets, $2.1 billion in total loans, and $2.6 billion in total deposits.
On May 1, 2025, Old National completed its acquisition of Bremer and its wholly owned subsidiary, Bremer Bank, National Association. At closing, Bremer contributed approximately $16.3 billion of total assets, $11.1 billion of total loans, and $12.9 billion of deposits. This partnership solidified our position in Minnesota while adding attractive funding in North Dakota.
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
In general, the BHC Act limits the business of bank holding companies to banking, managing, or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal

Reserve), without prior approval of the Federal Reserve. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments, among others.
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
In addition, the CFPB has a broad mandate to prohibit unfair, deceptive, or abusive acts and practices, is specifically empowered to require certain disclosures to consumers and draft model disclosure forms and is responsible for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates, and can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial laws in order to impose a civil money penalty or injunction.
On October 22, 2024, the CFPB finalized a new rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider also has to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with at least $10 billion and less than $250 billion in total assets, which currently includes Old National Bank, compliance with the rule’s requirements is required beginning on April 1, 2027. The rule is the subject of litigation, which is currently stayed while the CFPB considers revisions to the rule.
During 2025, the CFPB initiated a reduction of its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending federal court en banc rehearing of the case. The resulting impact of these developments on our business is uncertain at this time. State regulators and state attorneys general may increase regulatory, investigative, and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision, and enforcement of consumer protection laws by federal regulators.
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
On July 27, 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The revised capital requirements of the proposed rule would not apply to the Company or Old National Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. The federal banking regulators have indicated that they expect to issue a revised proposal.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating for certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. As of December 31, 2025, Old National Bank’s capital ratios were all in excess of the minimum requirements for “well-capitalized” status under such rules.
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
On November 16, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. As of September 30, 2025, the FDIC’s estimate of the total loss to be recovered through the special assessment was $16.7 billion. Under the rule, the assessment base is the estimated uninsured deposits that an insured depository institution (“IDI”) reported in its December 31, 2022, Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments were to be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. In December 2025, the FDIC reduced the rate at which the assessment is collected for the eighth quarter of the collection period, with an invoice payment date of March 30, 2026, from 3.36 basis points to 2.97 basis points. The special assessments are tax deductible. The total of the special assessments for Old National Bank was estimated at $19.1 million, and such amount was recorded as an expense in the quarter the rule was finalized (the quarter ending December 31, 2023). Old National recorded an additional $3.0 million within FDIC assessment expense for this special assessment in the year ended December 31, 2024. During the year ended December 31, 2025, Old National reduced the previously accrued FDIC special assessment by $3.0 million as the FDIC continues to adjust and refine its estimate of assessed losses.
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
In December 2025, the OCC proposed to raise the threshold above which certain of its safety and soundness standards, known as “Heightened Standards,” apply—from $50 billion to $700 billion in total consolidated assets. If adopted as proposed, Old National Bank would no longer be subject to the Heightened Standards, which include prescriptive requirements regarding covered banks’ risk governance frameworks and activities.
In October 2025, the FDIC and OCC issued a proposed rule that would define the term “unsafe or unsound practice” for purposes of their enforcement powers under the FDIA. The proposed definition would focus on whether the practice is likely to materially harm, or already has materially harmed, the financial condition of an institution. The Federal Reserve has not issued a similar proposal.
Federal Home Loan Bank System. Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBI, Old National Bank is required to acquire and hold a minimum amount of shares of capital stock of the FHLBI based on, among other things, the amounts of residential mortgage loans and mortgage-backed securities held by Old National Bank, outstanding borrowings from the FHLBI and the outstanding principal balance of “Acquired Member Assets”, as defined by the FHLBI. As of December 31, 2025, Old National Bank was in compliance with the minimum stock ownership requirement.
Enhanced Prudential Standards. The Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (“EGRRCPA”), directs the Federal Reserve to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards. As a bank holding company with less than $100 billion of total consolidated assets, the Dodd Frank Act’s enhanced prudential standards generally are not applicable to the Company. However, a bank holding company is required to maintain a risk committee that approves and periodically reviews its risk management policies and oversees its risk management framework beginning on the first day of the ninth quarter following the date on which its average total consolidated assets equal or exceed $50 billion. The Company’s total consolidated assets surpassed $50 billion in 2024 but it already maintains a risk committee that performs these functions.
Resolution Planning. The FDIC has required IDIs with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. On June 20, 2024, the FDIC finalized amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments require IDIs with between $50 billion and $100 billion in assets to submit informational filings on a three-year cycle, with an interim supplement updating key information submitted in the off years. The final rule became effective October 1, 2024. On December 31, 2025, the FDIC indicated it will propose further amendments in 2026 and adjusted certain 2026 due dates until after a new final rule is issued. Old National Bank’s first submission under the present rule is currently due April 1, 2026.
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
Climate-Related and Other ESG Developments. In recent years, certain lawmakers and regulators in and outside the United States have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures, and practices in connection with climate change and other environmental, social, and governance (“ESG”) matters. Several states in which the Company operates have enacted or proposed statutes or regulations addressing climate change and other ESG issues. For example, California enacted climate-related disclosure laws requiring certain companies doing business in California to make certain climate-related disclosures beginning in 2026, including but not limited to greenhouse gas emissions data and climate-related risks. On the other hand, certain states in which the Company operates have enacted “anti-ESG” statutes or regulations, or have proposed to enact, statutes that prohibit financial institutions from denying or canceling products or services to a person, or otherwise discriminating against a person in making available products or services, on the basis of social credit scores and certain other factors. Additionally, in August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.

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
Strategic, Financial, and Competition Risks
Economic conditions have affected and could continue to adversely affect our revenues and profits.
Old National’s financial performance, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that Old National offers, is highly dependent upon the business environment in the markets where Old National operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; changes in tariffs and trade policies; natural disasters and extreme weather events; terrorist acts; or a combination of these or other factors.
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
In recent years, there have been significant changes in inflation and interest rates. Volatility and uncertainty related to inflation and its effects, which could potentially contribute to poor economic conditions, may enhance some of the risks described in this section. For example, higher inflation could reduce demand for our products, adversely affect the creditworthiness of our borrowers, or result in lower values for our interest-earning assets and investment securities. Any of these effects, or others that we are not able to predict, could adversely affect our financial condition or results of operations.
Economic conditions, financial markets and inflationary pressures may be adversely affected by the impact of current or anticipated geopolitical uncertainties, including as to tariffs and trade policy, global military conflicts, pandemics, and global, national, and local responses to such events by governmental authorities and other third parties. These unpredictable events could create, increase, or prolong economic and financial disruptions and volatility that adversely affect the Company’s business, financial condition, capital and results of operations.
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
The processes that we use to estimate expected credit losses and to measure the fair value of assets carried on the balance sheet at fair value, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models are complex and reflect assumptions and data that may not be accurate, particularly in times of market stress or other unforeseen circumstances and require us to make judgments about the effect of matters that are inherently uncertain. Different assumptions and data could have resulted in significant changes in valuation, which in turn could have a material adverse effect on our financial condition and results of operations.
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
In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers, as well as advances in artificial intelligence and automation could significantly affect competition for financial services. For instance, in July 2025, President Trump signed into law the GENIUS Act, which establishes a regulatory framework for “payment stablecoins” and their issuers. Consumers and businesses may view payment stablecoins as a substitute for traditional bank deposits, resulting in deposit withdrawals. Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins, the passage of the GENIUS Act could result in increased competition with respect to Old National Bank’s deposit products. However, the GENIUS Act requires the U.S. Treasury Department and federal and state regulators to issue regulations on numerous topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide.
Old National’s profitability depends upon our continued ability to compete successfully in our market area. Increased competition in any of these areas may require us to make additional capital investments in our businesses in order to remain competitive. Our failure to either anticipate, or participate in, the adoption of new technologies and developments within a given market area as successfully as our peers could make us less competitive and result in potential negative financial impact.
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

In the event that Old National Bank is unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Stock. Our failure to pay dividends on our Common Stock could have a material adverse effect on the market price of our Common Stock. See “Business – Supervision and Regulation – Dividends Limitations” and Note 21 to the consolidated financial statements.
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
Climate-related risks could have a material negative impact on the Company and clients.
The Company’s business, as well as the operations and activities of our clients, could be negatively affected by the physical risks and transition risks related to climate change. Physical risks refer to the harm arising from acute, climate-related events, such as hurricanes, wildfires, floods, and heatwaves, and chronic shifts in climate, including higher average temperatures, changes in precipitation patterns, sea level rise, and ocean acidification. Transition risks refer to stresses to institutions or sectors arising from the shifts in policy, consumer and business sentiment, or technologies associated with the changes that would be part of a transition to a less carbon-dependent economy. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets, including the possible reduction of the value, or destruction, of collateral for our loans; credit risk from borrowers with significant exposure to climate risk; legal, regulatory and compliance risks arising from the policy, legal and regulatory changes associated with the transition to a less carbon-dependent economy; and reputational risk from negative public opinion, regulatory scrutiny and reduced investor and stakeholder confidence due to the Company’s actual or perceived action, or inaction, regarding climate change. For example, due to divergent stakeholder views regarding climate change, the Company’s reputation may be harmed because of stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s decision to change or continue to maintain its business relationships with clients who operate in carbon-intensive industries.
In addition, due to divergent policies and viewpoints regarding climate change, we are at increased risk of being subject to different and potentially conflicting legal or regulatory requirements and stakeholder expectations. Furthermore, ongoing legislative or regulatory uncertainties and changes regarding climate-related matters may result in higher regulatory, compliance, credit, and other risks and costs.
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
We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our actual or perceived action, or inaction, in response to climate change, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.
Old National is exposed to the risk of harm to its reputation.
Old National’s reputation is a key asset to its business. A negative public opinion of the Company and its business can result from any number of activities, including the Company’s lending practices, corporate governance and regulatory compliance, mergers and acquisitions, and corporate activities and initiatives, and actions taken by regulators, community organizations, investors, and other stakeholders in response to these activities. There has been an increased focus by investors and other stakeholders on topics related to corporate policies and approaches related to environmental and social issues. Due to divergent stakeholder views on these matters, the Company is at increased risk that any action, or lack thereof, by the Company concerning these matters will be perceived negatively by some stakeholders, which could negatively affect the Company’s business and reputation.
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
•Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either Old National Bank or the borrowers. These factors include weather, input costs, commodity and land prices, and interest rates. In addition, extreme weather events, natural disasters, and the effects of climate change could materially increase the credit risks related to agricultural loans in ways that we may not be able to predict.
In addition, as described further in this “Risk Factors” section, the Company’s credit risks may be increased by the impacts of inflation, poor or recessionary economic conditions and financial market volatility.

Growth in our commercial real estate loan portfolio over the past several years, and potential future growth, has resulted in, and may result in further, significant expense to implement risk management procedures and controls to effectively evaluate and monitor the portfolio. At December 31, 2025, commercial real estate loans, including owner-occupied, investor, and real estate construction loans, totaled $22.1 billion, or 45%, of our total loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control. For example, emerging and evolving factors such as work-from-home or hybrid-work arrangements, changing consumer preferences (including for online shopping), changes in occupancy rates as a result of these and other trends have had, and in the future could have, a material effect on our borrowers’ ability to repay their loans.
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
The Federal Reserve raised benchmark interest rates throughout 2022 and 2023 and held them at a high level until it began decreasing the benchmark rate in September through December 2024. The Federal Reserve then maintained the target rate in 2025, before decreasing it in September and December 2025. The Federal Reserve may further raise or lower interest rates in response to economic conditions, particularly inflationary pressures and unemployment statistics. Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities, and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. When market interest rates rise, such as during 2022 and 2023, Old National faces competitive pressure to increase the rates that Old National pays on deposits, which could result in a decrease of Old National’s net interest income. When market interest rates decline, such as during the end of 2024 and end of 2025, Old National has experienced, and could in the future experience, fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. Sharp fluctuations in interest rates could exacerbate these risks. Old National’s earnings can also be impacted by the spread between short-term and long-term market interest rates.
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
If the Company is unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms or if the Company suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, the Company’s liquidity, operating margins, financial condition, and results of operations may be materially adversely affected. The Company may also need to raise additional capital and liquidity through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends or share repurchases to preserve capital and liquidity.

If the Company is unable to maintain or grow its deposits, it may be subject to paying higher funding costs.
The total amount that the Company pays for funding costs is dependent, in part, on the Company’s ability to maintain or grow its deposits. If the Company is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. The Company competes with banks and other financial services companies for deposits. Increases in short-term interest rates over the past few years, with recent decreases, have resulted in and are expected to continue to result in more intense competition in deposit pricing. If competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises rates to avoid losing deposits or because the Company loses deposits to competitors and must rely on more expensive sources of funding. Customers may also move noninterest-bearing deposits to interest bearing accounts, increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternatives, such as the stock market or payment stablecoins, as providing a better risk/return tradeoff or greater utility. The Company’s bank customers could withdraw their money and put it in alternative investments, causing the Company to lose a lower cost source of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income.
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
As market interest rates increased in 2022 and 2023, we have experienced unrealized losses on our available-for-sale securities portfolio. Unrealized losses related to available-for-sale securities are reflected in investment securities available-for-sale in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-sale securities portfolio, and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, if there are unrealized or realized losses in our securities portfolio, our access to liquidity sources could be adversely affected; tangible capital ratios may decline; the FHLB or other funding sources may reduce our borrowing capacity; or bank regulators may impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized or realized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
Operational Risks
A failure or breach, including as a result of a cyberattack, of our operational or security systems, or the systems of our external vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.
Like other U.S. financial services companies, the Company has been and expects to continue to be the target of cyberattacks and other attempts to disrupt its operations. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our clients, there is no assurance that our security measures, or those of our external vendors, will provide absolute security. Further, to access our products and services our clients may use computers and mobile devices that are beyond our security control systems. In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks, and/or malicious code, or by means of phishing attacks, deepfake-enabled attacks, social engineering, and other means.
As our reliance on technology systems and the connectivity of third parties (including contractors) and electronic devices to our systems increase, the potential risks of technology-related interruptions in our operations or the occurrence of cyber incidents, including those resulting from the malicious introduction of destructive malware or ransomware, also increase. Our technologies, systems, and networks, and those of our external vendors, as well as our customers’ devices are periodically the target of cyberattacks and may be the target of future cyberattacks. Malicious actors, who are becoming increasingly sophisticated and may see their effectiveness enhanced by the use of artificial intelligence, deep-fake technologies, quantum computing and other novel technologies, may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information, including passwords and other identifying information, in order to gain access to data or our systems.
Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to clients for extended periods. These “denial-of-service” attacks typically do not breach data security systems, but require substantial resources to defend, and may affect client satisfaction and behavior. There have been several well-publicized attacks on various companies, including in the financial services industry, and personal, proprietary, and public e-mail systems in which the perpetrators gained unauthorized access to confidential information and customer data, often through the introduction of computer viruses or malware, cyberattacks, phishing, or other means. Even if not directed at the Company or its subsidiaries specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions or infrastructure important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.
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
Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Third parties may transmit confidential, propriety information on our behalf. Although we require third party providers to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information. While we may contractually limit our liability in connection with attacks against third party providers and also require these providers to maintain adequate insurance coverages, Old National remains exposed to the risk of loss associated with such vendors. In addition, operational errors, information system failures, or interruptions of vendors’ systems, or difficulty communicating with vendors, could expose us to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
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
The financial services industry is continually undergoing rapid technological change, including with respect to development and implementation of artificial intelligence solutions, and with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs. Old National’s future success depends, in part, upon its ability to address client needs by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in Old National’s operations. Old National may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its clients. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect Old National’s growth, revenue, and profit.
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
Upgrading the Company’s computer systems, software, and networks subjects the Company to the risk of disruptions, failures, or delays due to the complexity and interconnectedness of the Company’s computer systems, software, and networks. The failure to properly upgrade or maintain these computer systems, software, and networks could result in greater susceptibility to cyberattacks, particularly in light of the greater frequency and severity of attacks in recent years, as well as the growing prevalence of supply chain attacks affecting software and information service providers. Failures related to upgrades and maintenance also increase risks related to unauthorized access and misuse. There can be no assurance that any such disruptions, failures, or delays will not occur or, if they do occur, that they will be adequately addressed.
The development and use of artificial intelligence presents risks and challenges that may adversely impact Old National’s business.
The use and development of artificial intelligence, including digital employees and digital engineers, by Old National and its third party vendors, clients, counterparties, and other market participants in certain business processes, models, including generative artificial intelligence models, services, or products may expose Old National to risks and potential liabilities. These risks may occur as a result of enhanced governmental or regulatory scrutiny, litigation, ethical concerns, confidentiality or other security risks, intellectual property concerns over data rights and protection, increased exposure to copyright infringement or intellectual property misappropriation claims, heightened susceptibility to cyberattacks, increased frequency and severity of cyberattacks, inaccurate or biased algorithms or underlying datasets, misuse or misappropriation as well as other factors that could adversely affect our business, reputation, and financial results. In addition, poor implementation of artificial intelligence by Old National or its third party service providers could subject Old National to additional risks that we may not adequately predict or mitigate.
The failure to strategically embrace the potential of artificial intelligence or to achieve the expected effectiveness, productivity, or cost-reduction from our adoption of artificial intelligence may result in a competitive disadvantage for us. If we cannot offer new artificial intelligence-facilitated technologies as quickly as our competitors, if our competitors develop more cost-effective solutions or other product offerings, if our employees do not adopt such technologies expediently, or if we are not able to source components we may require, such as artificial intelligence chips due to a supply chain shortage amid rising geopolitical uncertainty, we could experience a material adverse effect on our operating results, customer relationships, and growth opportunities. Our use and deployment of artificial intelligence solutions may introduce operational and control risks, including the risk of potential errors in automated decision-making, challenges in oversight and accountability, increased vulnerability to system failures or cyber incidents, and the risk that these technologies may not perform as intended under complex or unforeseen circumstances, which could materially disrupt our business operations and adversely affect our financial condition and reputation.
The evolving legal, regulatory, and compliance framework for artificial intelligence both in the U.S. and internationally may impact our ability to protect our own data and intellectual property against infringing use and could require changes in our implementation of artificial intelligence technology and increase our compliance costs and the risk of non-compliance. Our efforts to evolve our governance, risk management, and control frameworks to manage the novel and amplified risks from our use of artificial intelligence may be insufficient or ineffective, which could expose us to operational disruptions, legal and regulatory sanctions, reputational harm, and adverse financial impacts. Additionally, we may not be able to control how third-party artificial intelligence solutions that we choose to use are developed or maintained including the source and quality of the data on which such models are trained or the frequency and nature of model updates. We may also be unable to govern or protect the integrity of the data we input into such tools, with respect to how such data is retained, reused, co-mingled with other data or disclosed, even where we have sought protections with respect to these matters.
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
Pandemics, acts of war, global military conflicts, or terrorism and other adverse external events, including severe weather and other natural disasters, could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery plans and procedures, and monitors for significant environmental effects on its properties or its investments, the occurrence of any such event could have a material adverse effect on the Company.
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
Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, and there have been significant revisions to the laws, rules, regulations, and supervisory guidance and policies applicable to banks and bank holding companies that have been enacted or proposed in recent years. In addition, we expect that we will remain subject to extensive regulation and supervision, and that the level of regulatory scrutiny may fluctuate over time, based on numerous factors, including changes in U.S. presidential administrations or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). We are unable to predict the form or nature of any future changes to the laws, rules, regulations, or supervisory guidance and policies, including the interpretation or implementation thereof. Changes to applicable laws, rules, regulations, and supervisory guidance and policies, including changes in interpretation or implementation thereof, have and could in the future subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with applicable laws, rules, regulations, and supervisory guidance and policies could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.
In addition, negative developments in the banking industry can result in increased regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. Due to shifting political priorities and novel focus areas of regulators and other governmental authorities, we could also become subject to additional laws, rules and regulations relating to cybersecurity and data protection, digital assets, artificial intelligence and other emerging technologies, and financial market access. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition, and results of operations. See “Item 1 — Business — Supervision and Regulation” and Note 21 to the consolidated financial statements.
We may incur fines, penalties, and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT AND STRATEGY
Old National’s enterprise risk management program is designed to identify, assess, and mitigate various financial, operational, regulatory, legal, and other risks. Cybersecurity is a critical component of that program, especially in light of the significant, persistent, and ever-evolving cybersecurity risks facing us and other financial institutions. For further discussion of such risks, see the section entitled “Risk Factors” in Item 1A of this Form 10-K under the heading “Operational Risks.” Our objective is to maintain a robust cybersecurity program designed to protect the confidentiality, integrity and availability of our information systems and critical operational processes, including through identification of material information assets and systems, deployment of controls designed to protect against known cybersecurity threats, prompt detection of any cybersecurity threats that make it past our defenses, maintenance of documented, tested approaches for responding to cybersecurity threats and establishment of recovery techniques and technologies to promote resilience from any cybersecurity incidents.
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
The Company experienced no material data breaches or cybersecurity incidents on its systems in 2025. There can be no assurance that we will not encounter such an incident in the future, notwithstanding the cybersecurity measures and processes we have undertaken. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, remediating or restoring our internal systems or information, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. Cybersecurity threats are expected to continue to be persistent and severe. For further discussion of such risks, see the section entitled “Risk Factors” in Item 1A of this Form 10-K under the heading “Operational Risks.”
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
ITEM 2.    PROPERTIES
As of December 31, 2025, Old National and its affiliates operated a total of 346 banking centers located primarily throughout the Midwest and Southeast regions of the United States. Of these facilities, 193 were owned and 153 were leased from unaffiliated third parties. See Note 6 Leases to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for additional information.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s Common Stock is traded on the NASDAQ under the ticker symbol “ONB.” There were 76,618 shareholders of record as of December 31, 2025. Old National did not sell any equity securities during 2025 that were not registered under the Securities Act of 1933.
The following table summarizes the monthly purchases of Common Stock made by Old National during the fourth quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/25 - 10/31/25	2,201	$21.80	—	$174,982,917
11/1/25 - 11/30/25	1,453	20.43	—	174,982,917
12/1/25 - 12/31/25	1,125,742	22.25	1,123,645	149,982,926
Total	1,129,396	$22.16	1,123,645	$149,982,926
(1)Consists of shares acquired pursuant to the Company’s Board-approved share repurchase program referred to in note 2 to this table and the Company’s share-based incentive programs. Under the terms of the Company’s share-based incentive programs, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock or performance shares earned.
(2)In the first quarter of 2026, the Company’s Board of Directors approved a new share repurchase program, under which the Company is authorized to repurchase up to $400 million of its outstanding shares of common stock through February 28, 2027. This new share repurchase program replaces the prior $200 million program that was set to expire on February 28, 2026.

STOCK PERFORMANCE GRAPH
The table below compares five-year cumulative total returns for our Common Stock to cumulative total returns of a broad-based equity market index and published industry indices. The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2020, in each of the common stock of the Company, the S&P 500 Index, the KBW NASDAQ Bank Index, and the KBW NASDAQ Regional Banking Index, with investment weighted on the basis of market capitalization.

Total Return Performance
Dollars
225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
2020
2021
2022
2023
2024
2025
Old National Bancorp
S&P 500 Index
KBW NASDAQ Bank Index
KBW NASDAQ Regional Banking Index

Source: S&P Global Market Intelligence
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis generally discussing our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024, and financial condition as of December 31, 2025 and 2024. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
GENERAL OVERVIEW
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 25 banking companies headquartered in the United States. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
CORPORATE DEVELOPMENTS IN 2025
Old National’s 2025 results were driven by the completion and successful integration of Bremer and a focus on fundamentals—core deposit growth to support loan expansion, positive operating leverage, disciplined credit management, and healthy liquidity and capital ratios. We once again showed our unwavering commitment to shareholders, clients, team members, and communities. Our peer-leading deposit franchise, disciplined loan growth, strong credit quality, well-managed expenses, and dedicated team members who are committed to our clients and communities enabled us to exceed our expectations that we set as we began 2025. Highlights experienced in 2025 included:
•completion of our Bremer partnership on May 1, 2025, solidifying our position as a premier mid-size bank;
•net income applicable to common shareholders of $653.1 million, or $1.79 per diluted common share;
•peer-leading, low-cost deposit franchise; loan to deposit ratio of 89%;
•growth in total deposits of 35%, 5% excluding Bremer;
•disciplined loan growth of 34%, 5% excluding Bremer;
•disciplined expense management with an efficiency ratio of 55.10%;
•stable credit metrics, including net charge-offs to average loans of 0.25%; and
•tangible book value per share growth of 15%.

Results for 2025 were impacted by $140.9 million of merger-related expenses, $75.6 million of CECL Day 1 non-PCD provision expense related to the allowance for credit losses established on acquired non-PCD loans, a $5.1 million net gain associated with the freezing of the benefits of the Bremer pension plan and subsequent termination of the plan, and a $3.0 million reduction to previously accrued FDIC special assessment. Excluding these items, net income applicable to common shares for 2025 was $808.6 million, or $2.21 per diluted common share on an adjusted basis. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Our net interest income increased 34% to $2.1 billion during 2025, driven by loans and securities acquired in the Bremer transaction as well as strong loan growth and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities. Provision for credit losses increased compared to 2024, reflective of provision expense associated with the Bremer acquisition as well as credit migration, higher net charge-offs, and macroeconomic factors. Noninterest income increased from $354.7 million in 2024 to $466.5 million in 2025 primarily due to the impact of the Bremer acquisition, higher mortgage banking revenue, capital markets income, and other income. Noninterest expense increased $390.9 million in 2025 compared to 2024. Noninterest expense in 2025 included $140.9 million of merger-related expenses and a $3.0 million reduction to previously accrued FDIC special assessment. Noninterest expense in 2024 included $37.3 million of merger-related expenses, a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, $3.0 million for an FDIC special assessment, and $2.6 million of separation expense. Excluding these expenses, noninterest expense in 2025 increased $309.3 million, driven by operating costs and additional amortization of intangibles related to the acquisitions of Bremer and CapStar, as well as higher salary and employee benefits reflective of merit and performance-driven incentive accruals.
On May 1, 2025, Old National completed its acquisition of Bremer, and its wholly owned banking subsidiary, Bremer Bank, National Association. The majority of system conversions related to the Bremer transaction were completed in mid-October 2025. The successful execution of this conversion reinforced the strength of our disciplined integration framework and enhanced our operating platform across the expanded footprint.
BUSINESS OUTLOOK
Driving tangible book value per share growth remains a key priority in 2026 as we build on the 15% growth achieved in 2025 despite the impact of closing our Bremer partnership, the associated merger-related charges, and the repurchase of 2.2 million shares in the second half of the year. We closed 2025 with 5% loan growth excluding our Bremer partnership and move into 2026 with a strong commercial pipeline and a loan-to-deposit ratio of 89%, providing sufficient liquidity to fund growth. We will remain on offense and rely on our ability to navigate changes in short-term interest rates, shifts in the yield curve, and overall economic conditions as we have for the past 190 years.
Looking ahead to 2026, we remain focused on disciplined organic growth, prudent capital deployment, and continued investment in talent, technology, and client‑facing capabilities. Our proven ability to execute on these strategic priorities will support sustainable performance, maintain strong credit quality, and position the Company for long‑term value creation across economic cycles for our shareholders and communities.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,	December 31,
	2025	2025	2025	2025	2024
Income Statement:
Net interest income	$580,832	$574,609	$514,790	$387,643	$394,180
Taxable equivalent adjustment (1) (3)	8,013	7,975	7,063	5,360	5,777
Net interest income – taxable equivalent basis (3)	588,845	582,584	521,853	393,003	399,957
Provision for credit losses	32,745	26,738	106,835	31,403	27,017
Noninterest income	109,759	130,461	132,517	93,794	95,766
Noninterest expense	386,320	445,734	384,766	268,471	276,824
Net income available to common shareholders	212,589	178,533	121,375	140,625	149,839
Per Common Share Data:
Weighted average diluted common shares	389,550	390,496	361,436	321,016	318,803
Net income (diluted)	$0.55	$0.46	$0.34	$0.44	$0.47
Cash dividends	0.14	0.14	0.14	$0.14	$0.14
Common dividend payout ratio (2)	25%	30%	41%	32%	30%
Book value	$21.17	$20.64	$20.12	$19.71	$19.11
Stock price	22.31	21.95	21.34	21.19	21.71
Tangible common book value (3)	13.71	13.15	12.60	12.54	11.91
Performance Ratios:
Return on average assets	1.21%	1.03%	0.77%	1.08%	1.14%
Return on average common equity	10.44	9.01	6.74	9.11	9.83
Return on average tangible common equity (3)	17.76	15.87	12.00	15.02	16.37
Net interest margin (3)	3.65	3.64	3.53	3.27	3.30
Efficiency ratio (3)	51.58	58.84	55.80	53.74	54.37
Net charge-offs to average loans	0.27	0.25	0.24	0.24	0.21
Allowance for credit losses on loans to ending loans	1.17	1.19	1.18	1.10	1.08
Allowance for credit losses (4) to ending loans	1.24	1.26	1.24	1.16	1.14
Non-performing loans to ending loans	1.07	1.23	1.24	1.29	1.23
Balance Sheet:
Total loans	$48,764,162	$47,967,915	$47,902,819	$36,413,944	$36,285,887
Total assets	72,151,967	71,210,162	70,979,805	53,877,944	53,552,272
Total deposits	55,088,195	55,006,184	54,357,683	41,034,572	40,823,560
Total borrowed funds	7,451,367	6,766,381	7,346,098	5,447,054	5,411,537
Total shareholders’ equity	8,494,788	8,309,271	8,126,387	6,534,654	6,340,350
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.08%	11.02%	10.74%	11.62%	11.38%
Tier 1	11.53	11.49	11.20	12.23	11.98
Total	12.85	12.78	12.59	13.68	13.37
Leverage ratio (to average assets)	8.90	8.72	9.26	9.44	9.21
Total equity to assets (averages)	11.73	11.48	11.38	12.01	11.78
Tangible common equity to tangible assets (3)	7.72	7.53	7.26	7.76	7.41
Nonfinancial Data:
Full-time equivalent employees	4,971	5,243	5,313	4,028	4,066
Banking centers	346	351	351	280	280
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income per common share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2025	2024
Income Statement:
Net interest income	$2,057,874	$1,530,783
Taxable equivalent adjustment (1) (3)	28,411	24,514
Net interest income – taxable equivalent basis (3)	2,086,285	1,555,297
Provision for credit losses	197,721	110,619
Noninterest income	466,531	354,697
Noninterest expense	1,485,291	1,094,423
Net income available to common shareholders	653,122	523,053
Per Common Share Data:
Weighted average diluted common shares	365,464	311,001
Net income (diluted)	$1.79	$1.68
Cash dividends	$0.56	$0.56
Common dividend payout ratio (2)	31%	33%
Book value	$21.17	$19.11
Stock price	22.31	21.71
Tangible common book value (3)	13.71	11.91
Performance Ratios:
Return on average assets	1.02%	1.03%
Return on average common equity	8.86	9.06
Return on average tangible common equity (3)	15.27	15.37
Net interest margin (3)	3.54	3.31
Efficiency ratio (3)	55.10	55.85
Net charge-offs to average loans	0.25	0.17
Allowance for credit losses on loans to ending loans	1.17	1.08
Allowance for credit losses (4) to ending loans	1.24	1.14
Non-performing loans to ending loans	1.07	1.23
Balance Sheet:
Total loans	$48,764,162	$36,285,887
Total assets	72,151,967	53,552,272
Total deposits	55,088,195	40,823,560
Total borrowed funds	7,451,367	5,411,537
Total shareholders’ equity	8,494,788	6,340,350
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.08%	11.38%
Tier 1	11.53	11.98
Total	12.85	13.37
Leverage ratio (to average assets)	8.90	9.21
Total equity to assets (averages)	11.63	11.51
Tangible common equity to tangible assets (3)	7.72	7.41
Nonfinancial Data:
Full-time equivalent employees	4,971	4,066
Banking centers	346	280
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
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include merger-related charges associated with completed and pending acquisitions, pension plan gain/loss, FDIC special assessment expense, CECL Day 1 non-PCD provision expense, debt securities gains/losses, distribution of excess pension assets expense, and separation expense. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company’s underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,	December 31,
	2025	2025	2025	2025	2024
Net income per common share:
Net income applicable to common shares	$212,589	$178,533	$121,375	$140,625	$149,839
Adjustments:
Merger-related charges	24,547	69,274	41,206	5,856	8,117
Pension plan (gain) loss	15,878	—	(21,001)	—	—
FDIC special assessment	(2,994)	—	—	—	—
Debt securities (gains) losses	(73)	(7)	41	76	122
CECL Day 1 non-PCD provision expense	—	—	75,604	—	—
Less: tax effect on net total adjustments (2)	(8,973)	(16,492)	(26,372)	(1,103)	(2,089)
Net income applicable to common shares, adjusted (1)	$240,974	$231,308	$190,853	$145,454	$155,989
Weighted average diluted common shares outstanding	389,550	390,496	361,436	321,016	318,803
Net income per common share, diluted	$0.55	$0.46	$0.34	$0.44	$0.47
Adjusted net income per common share, diluted (1)	$0.62	$0.59	$0.53	$0.45	$0.49
Tangible common book value:
Shareholders’ common equity	$8,251,069	$8,065,552	$7,882,668	$6,290,935	$6,096,631
Deduct: Goodwill and intangible assets	2,907,986	2,926,960	2,944,372	2,289,268	2,296,098
Tangible shareholders’ common equity (1)	$5,343,083	$5,138,592	$4,938,296	$4,001,667	$3,800,533
Period end common shares	389,662	390,768	391,818	319,236	318,980
Tangible common book value (1)	13.71	13.15	12.60	12.54	11.91
Return on average tangible common equity:
Net income applicable to common shares	$212,589	$178,533	$121,375	$140,625	$149,839
Add: Intangible amortization (net of tax) (2)	19,512	19,638	14,722	5,122	5,428
Tangible net income (1)	$232,101	$198,171	$136,097	$145,747	$155,267
Average shareholders’ common equity	$8,147,348	$7,924,856	$7,208,397	$6,172,766	$6,095,234
Deduct: Average goodwill and intangible assets	2,919,924	2,931,319	2,670,710	2,292,526	2,301,177
Average tangible shareholders’ common equity (1)	$5,227,424	$4,993,537	$4,537,687	$3,880,240	$3,794,057
Return on average tangible common equity (1)	17.76%	15.87%	12.00%	15.02%	16.37%
Net interest margin:
Net interest income	$580,832	$574,609	$514,790	$387,643	$394,180
Taxable equivalent adjustment	8,013	7,975	7,063	5,360	5,777
Net interest income – taxable equivalent basis (1)	$588,845	$582,584	$521,853	$393,003	$399,957
Average earning assets	$64,456,815	$64,032,811	$59,061,249	$48,077,320	$48,411,803
Net interest margin (1)	3.65%	3.64%	3.53%	3.27%	3.30%
Efficiency ratio:
Noninterest expense	$386,320	$445,734	$384,766	$268,471	$276,824
Deduct: Intangible amortization expense	26,016	26,184	19,630	6,830	7,237
Adjusted noninterest expense (1)	$360,304	$419,550	$365,136	$261,641	$269,587
Net interest income – taxable equivalent basis (1) (see above)	$588,845	$582,584	$521,853	$393,003	$399,957
Noninterest income	109,759	130,461	132,517	93,794	95,766
Deduct: Debt securities gains (losses), net	73	7	(41)	(76)	(122)
Adjusted total revenue (1)	$698,531	$713,038	$654,411	$486,873	$495,845
Efficiency ratio (1)	51.58%	58.84%	55.80%	53.74%	54.37%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$5,343,083	$5,138,592	$4,938,296	$4,001,667	$3,800,533
Assets	$72,151,967	$71,210,162	$70,979,805	$53,877,944	$53,552,272
Deduct: Goodwill and intangible assets	2,907,986	2,926,960	2,944,372	2,289,268	2,296,098
Tangible assets (1)	$69,243,981	$68,283,202	$68,035,433	$51,588,676	$51,256,174
Tangible common equity to tangible assets (1)	7.72%	7.53%	7.26%	7.76%	7.41%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2025	2024
Net income per common share:
Net income applicable to common shares	$653,122	$523,053
Adjustments:
Merger-related charges	140,883	37,325
CECL Day 1 non-PCD provision expense	75,604	15,312
Pension plan (gain) loss	(5,123)	—
FDIC special assessment	(2,994)	2,994
Debt securities (gains) losses	37	212
Distribution of excess pension assets expense	—	13,318
Separation expense	—	2,646
Less: tax effect on net total adjustments (2)	(52,940)	(16,806)
Net income applicable to common shares, adjusted (1)	$808,589	$578,054
Weighted average diluted common shares outstanding	365,464	311,001
Net income per common share, diluted	$1.79	$1.68
Adjusted net income per common share, diluted (1)	$2.21	$1.86
Tangible common book value:
Shareholders’ common equity	$8,251,069	$6,096,631
Deduct: Goodwill and intangible assets	2,907,986	2,296,098
Tangible shareholders’ common equity (1)	$5,343,083	$3,800,533
Period end common shares	389,662	318,980
Tangible common book value (1)	13.71	11.91
Return on average tangible common equity:
Net income applicable to common shares	$653,122	$523,053
Add: Intangible amortization (net of tax) (2)	58,995	20,646
Tangible net income (1)	$712,117	$543,699
Average shareholders’ common equity	$7,370,290	$5,776,011
Deduct: Average goodwill and intangible assets	2,705,963	2,237,738
Average tangible shareholders’ common equity (1)	$4,664,327	$3,538,273
Return on average tangible common equity (1)	15.27%	15.37%
Net interest margin:
Net interest income	$2,057,874	$1,530,783
Taxable equivalent adjustment	28,411	24,514
Net interest income – taxable equivalent basis (1)	$2,086,285	$1,555,297
Average earning assets	$58,965,967	$46,981,267
Net interest margin (1)	3.54%	3.31%
Efficiency ratio:
Noninterest expense	$1,485,291	$1,094,423
Deduct: Intangible amortization expense	78,660	27,528
Adjusted noninterest expense (1)	$1,406,631	$1,066,895
Net interest income – taxable equivalent basis (1) (see above)	$2,086,285	$1,555,297
Noninterest income	466,531	354,697
Deduct: Debt securities gains (losses), net	(37)	(212)
Adjusted total revenue (1)	$2,552,853	$1,910,206
Efficiency ratio (1)	55.10%	55.85%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$5,343,083	$3,800,533
Assets	$72,151,967	$53,552,272
Deduct: Goodwill and intangible assets	2,907,986	2,296,098
Tangible assets (1)	$69,243,981	$51,256,174
Tangible common equity to tangible assets (1)	7.72%	7.41%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent rates (federal and state).

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

	Years Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Income Statement Summary:
Net interest income	$2,057,874	$1,530,783	$1,503,153
Provision for credit losses	197,721	110,619	58,887
Noninterest income	466,531	354,697	333,342
Noninterest expense	1,485,291	1,094,423	1,026,306
Net income applicable to common shareholders	653,122	523,053	565,857
Net income per common share – diluted	1.79	1.68	1.94
Other Data:
Return on average common equity	8.86%	9.06%	11.29%
Return on average tangible common equity (1)	15.27%	15.37%	20.15%
Efficiency ratio (1)	55.10%	55.85%	53.70%
Tier 1 leverage ratio	8.90%	9.21%	8.83%
Net charge-offs to average loans	0.25%	0.17%	0.17%
(1)    Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 82% of 2025 revenues. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
The Federal Reserve decreased its interest rates during 2025. The Federal Reserve’s Federal Funds range is currently in a target range of 3.50% to 3.75%, with the Effective Federal Funds Rate at 3.64% at December 31, 2025, and 4.33% at December 31, 2024. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

	2025			2024			2023
(Taxable equivalent basis, dollars in thousands)	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Earning Assets
Money market and other interest- earning investments	$1,160,460	$48,224	4.16%	$887,771	$45,835	5.16%	$826,453	$39,683	4.80%
Investment securities:
Treasury and government- sponsored agencies	2,381,350	81,467	3.42	2,288,053	87,489	3.82	2,322,792	84,771	3.65
Mortgage-backed securities	8,728,237	354,788	4.06	5,829,322	185,633	3.18	5,178,940	136,827	2.64
States and political subdivisions	1,590,251	52,755	3.32	1,672,493	56,006	3.35	1,749,722	57,847	3.31
Other securities	863,288	54,553	6.32	781,969	47,821	6.12	776,456	39,166	5.04
Total investment securities	13,563,126	543,563	4.01	10,571,837	376,949	3.57	10,027,910	318,611	3.18
Loans: (2)
Commercial	13,270,793	872,297	6.57	10,166,184	711,562	7.00	9,570,639	639,131	6.68
Commercial real estate	20,085,105	1,270,132	6.32	15,698,854	1,028,387	6.55	13,405,946	825,053	6.15
Residential real estate loans	7,806,805	347,610	4.45	6,823,798	266,116	3.90	6,646,684	243,646	3.67
Consumer	3,079,678	216,438	7.03	2,832,823	197,316	6.97	2,618,098	164,125	6.27
Total loans	44,242,381	2,706,477	6.12	35,521,659	2,203,381	6.20	32,241,367	1,871,955	5.81
Total earning assets	58,965,967	$3,298,264	5.59%	46,981,267	$2,626,165	5.59%	43,095,730	$2,230,249	5.18%
Deduct: Allowance for credit losses on loans	(485,792)			(348,638)			(302,486)
Non-Earning Assets
Cash and due from banks	463,159			394,350			413,569
Other assets	6,528,184			5,275,427			4,945,394
Total assets	$65,471,518			$52,302,406			$48,152,207
Interest-Bearing Liabilities
Checking and NOW accounts	$8,639,817	$121,877	1.41%	$7,554,510	$112,741	1.49%	$7,664,183	$94,263	1.23%
Savings accounts	4,897,318	14,661	0.30	4,919,559	19,922	0.40	5,638,766	14,941	0.26
Money market accounts	15,011,269	429,954	2.86	10,905,756	406,739	3.73	7,249,497	206,634	2.85
Time deposits, excluding brokered deposits	7,183,802	267,168	3.72	5,492,898	230,132	4.19	3,875,984	123,428	3.18
Brokered deposits	2,703,198	119,557	4.42	1,447,491	76,728	5.30	913,349	45,094	4.94
Total interest-bearing deposits	38,435,404	953,217	2.48	30,320,214	846,262	2.79	25,341,779	484,360	1.91
Federal funds purchased and interbank borrowings	99,394	4,448	4.48	57,950	3,262	5.63	229,386	11,412	4.98
Securities sold under agreements to repurchase	275,701	2,568	0.93	258,630	2,752	1.06	332,853	3,299	0.99
FHLB advances	5,481,224	214,856	3.92	4,473,800	177,317	3.96	4,568,964	161,860	3.54
Other borrowings	803,849	36,890	4.59	784,994	41,275	5.26	822,471	42,737	5.20
Total borrowed funds	6,660,168	258,762	3.89	5,575,374	224,606	4.03	5,953,674	219,308	3.68
Total interest-bearing liabilities	$45,095,572	$1,211,979	2.69%	$35,895,588	$1,070,868	2.98%	$31,295,453	$703,668	2.25%
Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	11,693,361			9,424,577			10,633,806
Other liabilities	1,068,576			962,511			968,635
Shareholders’ equity	7,614,009			6,019,730			5,254,313
Total liabilities and shareholders’ equity	$65,471,518			$52,302,406			$48,152,207

Net interest income - taxable equivalent basis		$2,086,285	3.54%		$1,555,297	3.31%		$1,526,581	3.54%
Taxable equivalent adjustment		(28,411)			(24,514)			(23,428)
Net interest income (GAAP)		$2,057,874	3.49%		$1,530,783	3.26%		$1,503,153	3.49%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	From 2024 to 2025			From 2023 to 2024
	Total	Attributed to		Total	Attributed to
(dollars in thousands)	Change (1)	Volume	Rate	Change (1)	Volume	Rate
Interest Income
Money market and other interest-earning investments	$2,389	$12,669	$(10,280)	$6,152	$3,060	$3,092
Investment securities (2)	166,614	113,269	53,345	58,338	18,338	40,000
Loans (3)	503,096	537,210	(34,114)	331,426	196,965	134,461
Total interest income	672,099	663,148	8,951	395,916	218,363	177,553
Interest Expense
Checking and NOW deposits	9,136	15,675	(6,539)	18,478	(1,399)	19,877
Savings deposits	(5,261)	(215)	(5,046)	4,981	(2,392)	7,373
Money market deposits	23,215	135,615	(112,400)	200,105	120,256	79,849
Time deposits, excluding brokered deposits	37,036	66,851	(29,815)	106,704	59,488	47,216
Brokered deposits	42,829	61,059	(18,230)	31,634	27,367	4,267
Federal funds purchased and interbank borrowings	1,186	2,092	(906)	(8,150)	(9,090)	940
Securities sold under agreements to repurchase	(184)	166	(350)	(547)	(758)	211
Federal Home Loan Bank advances	37,539	39,611	(2,072)	15,457	(3,551)	19,008
Other borrowings	(4,385)	933	(5,318)	(1,462)	(1,953)	491
Total interest expense	141,111	321,787	(180,676)	367,200	187,968	179,232
Net interest income - taxable equivalent basis	$530,988	$341,361	$189,627	$28,716	$30,395	$(1,679)
(1)    The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)    Interest on investment securities includes the effect of taxable equivalent adjustments of $10.5 million in 2025, $11.1 million in 2024, and $11.5 million in 2023; using the federal statutory tax rate in effect of 21%.
(3)    Interest on loans includes the effect of taxable equivalent adjustments of $17.9 million in 2025, $13.4 million in 2024, and $11.9 million, in 2023; using the federal statutory tax rate in effect of 21%.
Net interest income in 2025 increased compared to 2024 driven by the acquisition of Bremer as well as strong loan growth, and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities.
The increase in the net interest margin on a fully taxable equivalent basis in 2025 when compared to 2024 was primarily due to the impact of Bremer, loan growth, and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities. The yield on average earning assets was 5.59% in both 2024 and 2025 and the cost of interest-bearing liabilities decreased 29 basis points from 2.98% in 2024 to 2.69% in 2025. Average earning assets increased by $12.0 billion, or 26%, reflecting an $8.7 billion increase in average loans and a $3.0 billion increase in average investment securities. Average interest-bearing liabilities increased $9.2 billion, or 26%, reflecting an $8.1 billion increase in average interest-bearing deposits and a $1.1 billion increase in average borrowed funds. Average noninterest-bearing deposits increased by $2.3 billion.
The increase in average earning assets in 2025 compared to 2024 was primarily due to Bremer loans and securities acquired as well as strong loan growth. The loan portfolio, including loans held-for-sale, which generally has an average yield higher than the investment portfolio, was 75% of average interest earning assets in 2025, compared to 76% in 2024.
Average loans, including loans held-for-sale, increased $8.7 billion in 2025 compared to 2024 primarily due to Bremer loans acquired as well as strong commercial loan growth. Loans acquired in the Bremer transaction totaled $11.1 billion at transaction close.

Average non-interest-bearing deposits increased $2.3 billion in 2025 compared to 2024 while average interest-bearing deposits increased $8.1 billion reflecting Bremer deposits assumed and organic growth. Deposits assumed in the Bremer transaction totaled $12.9 billion at the close of the transaction.
Provision for Credit Losses
The following table details the components of provision for credit losses:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2025	2024	2023	2025	2024
Provision for credit losses on loans	$183,742	$120,191	$59,849	52.9%	100.8%
Provision (release) for credit losses on unfunded loan commitments	13,979	(9,572)	(962)	(246.0)	895.0
Total provision for credit losses	$197,721	$110,619	$58,887	78.7%	87.8%

Net (charge-offs) recoveries on non-PCD loans	$(79,861)	$(44,675)	$(31,432)	78.8%	42.1%
Net (charge-offs) recoveries on PCD loans	(30,428)	(17,329)	(24,478)	75.6	(29.2)
Total net (charge-offs) recoveries on loans	$(110,289)	$(62,004)	$(55,910)	77.9%	10.9%
Net charge-offs (recoveries) to average loans	0.25%	0.17%	0.17%	47.1%	—%
Total provision for credit losses increased $87.1 million in 2025 compared to 2024 primarily due to credit migration, net charge-offs, and macroeconomic factors. In addition, the provision for credit losses on loans in 2025 included $75.6 million to establish an allowance for credit losses on non-PCD Bremer loans and unfunded loan commitments acquired. The provision for credit losses on loans in 2024 included $15.3 million to establish an allowance for credit losses on non-PCD loans acquired in the CapStar transaction. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance. For additional information about non-performing loans, charge-offs, and additional items impacting the provision, refer to the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. This source of revenue as a percentage of total revenue was 18% in 2025 compared to 19% in 2024.

The following table details the components of noninterest income:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2025	2024	2023	2025	2024
Wealth and investment services fees	$144,161	$116,791	$107,784	23.4%	8.4%
Service charges on deposit accounts	100,406	78,175	71,945	28.4	8.7
Debit card and ATM fees	49,288	43,400	42,153	13.6	3.0
Mortgage banking revenue	38,406	26,237	16,319	46.4	60.8
Capital markets income	37,329	20,299	24,419	83.9	(16.9)
Company-owned life insurance	26,670	20,987	15,397	27.1	36.3
Debt securities gains (losses), net	(37)	(212)	(6,265)	(82.5)	(96.6)
Gain on sale of Visa Class B restricted shares	—	—	21,635	N/A	(100.0)
Other income	70,308	49,020	39,955	43.4	22.7
Total noninterest income	$466,531	$354,697	$333,342	31.5%	6.4%
Noninterest income in 2025 included a $5.1 million net gain associated with the freezing of the benefits of the Bremer pension plan and subsequent termination of the plan. Excluding this gain, noninterest income increased $106.7 million compared to 2024 driven by the acquisition of Bremer in May 2025, the CapStar acquisition in April 2024, organic growth of fee-based businesses, and higher other income.
Mortgage banking revenue increased $12.2 million in 2025 compared to 2024 primarily due to higher mortgage originations, increased loan sales, and the Bremer partnership.
Capital markets income increased $17.0 million in 2025 compared to 2024 primarily due to higher levels of commercial real estate client interest rate swap fees and the Bremer partnership.
Other income increased $21.3 million in 2025 compared to 2024 primarily due to additional other income associated with the acquisitions of Bremer and CapStar, the $5.1 million net gain associated with the freezing of the benefits of the Bremer pension plan and subsequent termination of the plan, and $4.2 million of net gains on sales of commercial loans.
Noninterest Expense
The following table details the components of noninterest expense:

	Years Ended December 31,			% Change From Prior Year
(dollars in thousands)	2025	2024	2023	2025	2024
Salaries and employee benefits	$749,013	$603,095	$546,364	24.2%	10.4%
Occupancy	129,170	110,429	106,676	17.0	3.5
Equipment	48,354	36,588	32,163	32.2	13.8
Marketing	55,210	45,607	39,511	21.1	15.4
Technology	120,476	88,797	80,343	35.7	10.5
Communication	23,616	17,337	16,980	36.2	2.1
Professional fees	61,902	35,291	27,335	75.4	29.1
FDIC assessment	48,394	44,681	56,730	8.3	(21.2)
Amortization of intangibles	78,660	27,528	24,155	185.7	14.0
Amortization of tax credit investments	26,118	13,329	15,367	95.9	(13.3)
Other expense	144,378	71,741	80,682	101.2	(11.1)
Total noninterest expense	$1,485,291	$1,094,423	$1,026,306	35.7%	6.6%
Noninterest expense in 2025 included $140.9 million of merger-related expenses and a $3.0 million reduction to a previously accrued FDIC special assessment. Noninterest expense in 2024 included $37.3 million of merger-related expenses, a $13.3 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan, $3.0 million for an FDIC special assessment, and $2.6 million of separation expense. Excluding these expenses, noninterest expense increased to $1.3 billion in 2025 compared to $1.0 billion in 2024. This increase was driven by operating costs and additional amortization of intangibles related to the acquisitions of Bremer and CapStar, as well as higher salary and employee benefits reflective of merit and performance-driven incentive accruals.
Amortization of tax credit investments increased $12.8 million in 2025 compared to 2024 primarily due to additional amortization related to the Bremer acquisition. In addition, the recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date. See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 20.5% in 2025 compared to 20.8% in 2024. See Note 15 to the consolidated financial statements for additional details on Old National’s income tax provision.
FINANCIAL CONDITION
Overview
At December 31, 2025, our assets were $72.2 billion, an $18.6 billion increase compared to $53.6 billion at December 31, 2024. The increase was driven primarily by the acquisition of Bremer and organic growth.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. End of period earning assets were $65.0 billion at December 31, 2025, an increase of $16.9 billion compared to earning assets of $48.0 billion at December 31, 2024.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $14.9 billion at December 31, 2025, compared to $10.9 billion at December 31, 2024. The increase was driven primarily by the acquisition of Bremer. Investment securities represented 23% of end of period earning assets at both December 31, 2025 and December 31, 2024. At December 31, 2025, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $570.4 million and $890.5 million at December 31, 2025 and December 31, 2024, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $355.3 million and $483.7 million at December 31, 2025 and December 31, 2024, respectively.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 3.80 at December 31, 2025, compared to 4.11 at December 31, 2024. The total investment securities portfolio had an effective duration of 4.51 at December 31, 2025, compared to 5.09 at December 31, 2024. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on investment securities, on a taxable equivalent basis, were 4.01% in 2025 and 3.57% in 2024.

Loan Portfolio
We lend to consumer and commercial clients in many diverse industries including real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture, among others. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size.
The following table presents the composition of the loan portfolio at December 31.

(dollars in thousands)	2025	2024	$ Change	% Change
Commercial	$14,983,861	$10,288,560	$4,695,301	45.6%
Commercial real estate	22,050,007	16,307,486	5,742,521	35.2
Residential real estate	8,467,496	6,797,586	1,669,910	24.6
Consumer	3,262,798	2,892,255	370,543	12.8
Total loans	48,764,162	36,285,887	12,478,275	34.4
Allowance for credit losses on loans	(569,520)	(392,522)	(176,998)	45.1
Net loans	$48,194,642	$35,893,365	$12,301,277	34.3%
The following table presents the contractual maturity distribution and rate sensitivity of loans at December 31, 2025 and an analysis of these loans that have fixed and floating interest rates. The table does not take into account repricing or other forecast assumptions.

(dollars in thousands)	Within 1 Year	After 1 - 5 Years	After 5 - 15 Years	After 15 Years	Total	% of Total
Commercial
Interest rates:
Fixed	$1,040,192	$1,872,409	$631,570	$526,654	$4,070,825	27%
Floating	2,708,812	5,294,512	1,972,908	936,804	10,913,036	73
Total	$3,749,004	$7,166,921	$2,604,478	$1,463,458	$14,983,861	100%

Commercial Real Estate
Interest rates:
Fixed	$1,882,271	$4,103,338	$1,035,489	$632,174	$7,653,272	35%
Floating	3,201,472	8,592,521	1,872,844	729,898	14,396,735	65
Total	$5,083,743	$12,695,859	$2,908,333	$1,362,072	$22,050,007	100%

Residential Real Estate
Interest rates:
Fixed	$367,911	$2,555,392	$2,563,308	$1,050,766	$6,537,377	77%
Floating	47,204	412,536	739,227	731,152	1,930,119	23
Total	$415,115	$2,967,928	$3,302,535	$1,781,918	$8,467,496	100%

Consumer
Interest rates:
Fixed	$341,346	$861,705	$147,399	$180,304	$1,530,754	47%
Floating	61,904	217,743	129,531	1,322,866	1,732,044	53
Total	$403,250	$1,079,448	$276,930	$1,503,170	$3,262,798	100%

The following table presents the composition of the loan portfolio by state:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total Loans	Percent of Total
December 31, 2025
Minnesota	$2,764,014	$5,321,550	$1,764,412	$395,087	$10,245,063	21%
Illinois	2,877,446	3,510,507	1,451,278	610,271	8,449,502	17
Indiana	1,673,144	1,829,012	1,101,489	935,643	5,539,288	11
Wisconsin	1,142,850	2,713,323	564,177	184,400	4,604,750	9
Michigan	781,468	1,344,116	645,106	261,923	3,032,613	6
Tennessee	461,337	1,236,912	283,577	233,229	2,215,055	5
North Dakota	466,851	1,075,217	165,329	32,942	1,740,339	4
Kentucky	353,205	669,989	262,167	379,533	1,664,894	3
Texas	387,813	650,764	268,219	11,588	1,318,384	3
Florida	375,539	356,188	319,375	33,988	1,085,090	2
Ohio	529,201	425,355	10,399	15,511	980,466	2
California	256,396	107,971	399,276	31,735	795,378	2
Other	2,914,597	2,809,103	1,232,692	136,948	7,093,340	15
Total	$14,983,861	$22,050,007	$8,467,496	$3,262,798	$48,764,162	100%
Geographic location in the preceding table is determined by collateral location for real estate loans and borrower location for non-real estate loans.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 57% at December 31, 2025, compared to 55% at December 31, 2024. At December 31, 2025, commercial and commercial real estate loans were $37.0 billion, an increase of $10.4 billion compared to December 31, 2024 driven primarily by the acquisition of Bremer, as well as disciplined commercial loan production that was well balanced across our market footprint and product lines, partly offset by the sale of $71 million of commercial real estate loans in 2025.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size at December 31.

	2025			2024
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Health care and social assistance	$2,805,380	$3,464,934	$24,489	$1,657,229	$1,982,352	$1,636
Manufacturing	2,139,977	3,614,096	16,915	1,724,108	2,884,035	29,886
Real estate rental and leasing	1,518,886	2,274,601	25,021	1,024,315	1,500,570	7,915
Accommodation and food services	1,159,348	1,422,249	19,153	579,424	679,087	7,146
Construction	1,064,375	2,333,033	6,996	740,093	1,680,577	11,690
Wholesale trade	1,049,963	1,927,612	4,154	780,643	1,480,859	2,192
Professional, scientific, and technical services	795,520	1,367,099	6,298	558,589	987,800	7,486
Agriculture, forestry, fishing, and hunting	776,845	1,126,107	5,393	278,554	391,072	2,822
Finance and insurance	678,034	1,305,205	317	617,151	1,018,320	141
Retail trade	486,717	777,389	13,121	305,245	554,620	12,781
Transportation and warehousing	474,426	634,311	29,733	459,988	597,413	21,771
Administrative and support and waste management and remediation services	440,155	667,738	4,552	392,955	573,061	3,363
Public administration	306,621	344,205	—	167,410	191,005	—
Educational services	295,001	472,694	8	243,843	372,777	5
Other services	270,337	435,139	11,969	236,870	366,265	8,995
Other	722,276	1,305,821	5,723	522,143	852,984	5,975
Total	$14,983,861	$23,472,233	$173,842	$10,288,560	$16,112,797	$123,804

By Loan Size:
Less than $200,000	5%	3%	10%	3%	3%	4%
$200,000 to $1,000,000	12	10	16	12	11	14
$1,000,000 to $5,000,000	25	24	42	24	24	50
$5,000,000 to $10,000,000	17	16	21	14	15	8
$10,000,000 to $25,000,000	23	25	11	29	28	24
Greater than $25,000,000	18	22	—	18	19	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type at December 31.

	2025			2024
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$6,648,859	$7,978,053	$104,993	$5,620,340	$6,752,819	$85,937
Warehouse / Industrial	4,180,226	4,481,580	5,144	3,034,854	3,331,289	8,401
Retail	3,225,434	3,373,296	21,636	2,295,808	2,372,912	8,435
Office	2,705,874	2,891,180	49,201	2,126,618	2,256,299	46,078
Senior housing	1,269,488	1,307,281	29,723	852,376	872,162	50,443
Single family	616,035	632,748	4,826	531,679	545,717	6,278
Other (2)	3,404,091	3,694,867	30,737	1,845,811	2,118,461	28,660
Total	$22,050,007	$24,359,005	$246,260	$16,307,486	$18,249,659	$234,232
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.

The mix of properties securing the loans in our commercial real estate portfolio is comprised of owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the Company’s primary market area. Approximately 29% of the commercial real estate portfolio is owner-occupied as of December 31, 2025, compared to 27% at December 31, 2024.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At December 31, 2025, the Company held $827.6 million of non-owner-occupied commercial real estate, or 2% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
Residential real estate loans held in our portfolio increased $1.7 billion to $8.5 billion at December 31, 2025, compared to December 31, 2024 driven primarily by the acquisition of Bremer and organic growth. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $370.5 million to $3.3 billion at December 31, 2025 compared to December 31, 2024 driven primarily by the acquisition of Bremer and organic growth.
Allowance for Credit Losses on Loans and Unfunded Loan Commitments
At December 31, 2025, the allowance for credit losses on loans was $569.5 million, compared to $392.5 million at December 31, 2024. The increase reflects $103.5 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the Bremer acquisition date. In addition, the provision for credit losses on loans in 2025 included $69.1 million to establish an allowance for credit losses on non-PCD Bremer loans acquired. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $35.6 million at December 31, 2025, compared to $21.7 million at December 31, 2024. We increased the allowance for credit losses on unfunded loan commitments by $6.5 million in 2025 as a result of Bremer unfunded loan commitments acquired.
Additional information about our Allowance for Credit Losses is included in the “Risk Management – Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 4 to the consolidated financial statements.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at December 31, 2025 totaled $2.9 billion, an increase of $611.9 million compared to December 31, 2024 as a result of goodwill and other intangible assets recorded with the acquisition of Bremer.

Other Assets
Other assets at December 31, 2025 increased $758.5 million compared to December 31, 2024 reflecting Bremer other assets acquired and higher investments in partnerships, limited liability companies, and other ownership interests that support affordable housing.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings at December 31:

(dollars in thousands)	2025	2024	$ Change	% Change
Deposits:
Noninterest-bearing demand	$13,247,483	$9,399,019	$3,848,464	40.9%
Interest-bearing:
Checking and NOW	10,740,919	8,040,331	2,700,588	33.6
Savings	4,909,138	4,753,279	155,859	3.3
Money market	16,529,631	11,875,192	4,654,439	39.2
Time deposits	9,661,024	6,755,739	2,905,285	43.0
Total deposits	55,088,195	40,823,560	14,264,635	34.9
Wholesale borrowings:
Federal funds purchased and interbank borrowings	100,197	385	99,812	N/M
Securities sold under agreements to repurchase	261,366	268,975	(7,609)	(2.8)
Federal Home Loan Bank advances	6,237,375	4,452,559	1,784,816	40.1
Other borrowings	852,429	689,618	162,811	23.6
Total wholesale borrowings	7,451,367	5,411,537	2,039,830	37.7
Total funding	$62,539,562	$46,235,097	$16,304,465	35.3%
The increase in total deposits was due to Bremer deposits assumed and organic growth. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 12% at both December 31, 2025 and December 31, 2024. See Notes 11, 12, and 13 to the consolidated financial statements for additional details on our financing activities.
At December 31, 2025, time deposits in excess of the FDIC insurance limit and estimated time deposits that are otherwise uninsured by maturity were as follows:

(dollars in thousands)	Individual Instruments in Denominations that Meet or Exceed the FDIC Insurance Limit	Estimated Aggregate Time Deposits that Meet or Exceed the FDIC Insurance Limit and Otherwise Uninsured Time Deposits
Three months or less	$1,542,452	$2,079,688
Over three through six months	850,387	1,337,092
Over six through 12 months	468,499	570,503
Over 12 months	107,242	168,435
Total	$2,968,580	$4,155,718
At December 31, 2025, the estimated amount of FDIC uninsured deposits for regulatory purposes was $23.7 billion.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2025 increased $140.8 million compared to December 31, 2024 primarily due to the Bremer acquisition.
Capital
Shareholders’ equity totaled $8.5 billion, or 12% of total assets, at December 31, 2025 and $6.3 billion, or 12% of total assets, at December 31, 2024. Old National issued 50.2 million shares of Common Stock in conjunction with the acquisition of Bremer on May 1, 2025 adding $1.0 billion in shareholders’ equity. In addition, Old National issued 21.9 million shares of Common Stock in the settlement of the forward sale agreements adding $443.2 million in shareholders’ equity. Retained earnings and changes in unrealized losses on available-for-sale investment securities also contributed to the increase in shareholders’ equity during 2025. These increases were partially offset by dividends and the repurchase of 2.2 million shares of Common Stock during 2025 under a share repurchase plan that was approved by the Company’s Board of Directors in the first quarter of 2025, which reduced equity by $50.0 million. As of December 31, 2025, Old National had remaining authorization to repurchase up to $150.0 million of its outstanding Common Stock through February 28, 2026. Old National’s Common Stock is traded on the NASDAQ under the symbol “ONB” with 76,618 shareholders of record at December 31, 2025.
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
Management views stress testing as an integral part of the Company’s risk management and strategic planning activities. Old National performs stress testing periodically throughout the year. The primary objective of the stress testing is to ensure that Old National has a robust, forward-looking stress testing process and maintains sufficient capital to continue operations throughout times of economic and financial stress. Management also uses the stress testing framework to evaluate decisions relating to pricing, loan concentrations, capital deployment, and mergers and acquisitions to ensure that strategic decisions align with Old National’s risk appetite statement. Old National’s stress testing process incorporates key risks that include strategic, market, liquidity, credit, operational, information security and technology, talent management, and compliance/regulatory/legal risks. Old National’s stress testing policy outlines steps that will be taken if stress test results do not meet internal thresholds under severely adverse economic scenarios.
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Enterprise Risk Committee of our Board, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate Old National’s risks. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational, information security and technology, talent management, and compliance/regulatory/legal. Our Chief Risk Officer provides quarterly reports to the Board’s Enterprise Risk Committee on various risk topics. The following discussion addresses certain of these major risks including credit, market, and liquidity. Discussion of strategic, talent management, operational, information security and technology, and compliance/regulatory/legal risks is provided in the section entitled “Risk Factors” in Item 1A of this Form 10-K.
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
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National manages exposure to counterparty risk in connection with its derivatives transactions by generally engaging in transactions with counterparties having ratings of at least “A” by Standard & Poor’s Rating Service or “A2” by Moody’s Investors Service. There are provisions in our agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed thresholds are collateralized. Total credit exposure is monitored by counterparty and managed within limits that management believes to be prudent. Old National’s net counterparty exposure was an asset of $48.9 million at December 31, 2025.
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
We lend to consumer and commercial clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At December 31, 2025, our average commercial loan size was approximately $771,000 and our average commercial real estate loan size was approximately $1,486,000. At December 31, 2025, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest and Southeast regions of the United States.
The following table presents a summary of under-performing assets as well as criticized and classified assets at December 31:

(dollars in thousands)	2025	2024
Nonaccrual loans	$521,245	$447,979
Past due loans (90 days or more and still accruing)	2,691	4,060
Foreclosed assets	6,235	4,294
Total under-performing assets	$530,171	$456,333
Classified loans (includes nonaccrual, past due 90 days or more, and other problem loans)	$2,283,157	$1,525,452
Other classified assets (1)	20,616	58,954
Special mention loans	805,901	908,630
Total criticized and classified assets	$3,109,674	$2,493,036
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	1.07%	1.23%
Under-performing assets/total loans (2)	1.09	1.26
Under-performing assets/total assets	0.73	0.85
Allowance for credit losses on loans/under-performing assets	107.42	86.02
Allowance for credit losses on loans/nonaccrual loans	109.26	87.62
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.
Under-performing assets increased to $530.2 million at December 31, 2025, compared to $456.3 million at December 31, 2024 primarily due to the Bremer acquisition. Under-performing assets as a percentage of total loans were 1.09% at December 31, 2025, compared to 1.26% at December 31, 2024.
Nonaccrual loans increased $73.3 million from December 31, 2024 to December 31, 2025 primarily due to loans acquired in the Bremer acquisition. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 109.26% at December 31, 2025, compared to 87.62% at December 31, 2024.

If nonaccrual and renegotiated loans outstanding at December 31, 2025 and 2024, respectively, had been accruing interest throughout the year in accordance with their original terms, interest income of approximately $31.7 million in 2025 and $20.4 million in 2024 would have been recorded on these loans. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $12.4 million in 2025 and $12.1 million in 2024.
Total criticized and classified assets were $3.1 billion at December 31, 2025, an increase of $616.6 million from December 31, 2024 primarily due to $1.0 billion of criticized and classified loans related to the Bremer acquisition, partially offset by a continued focus on active portfolio management. Other classified assets include investment securities that fell below investment grade rating totaling $20.6 million at December 31, 2025, compared to $59.0 million at December 31, 2024.
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

	Statement Balance	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
December 31, 2025
Commercial	$14,983,861	$(220,410)	$14,763,451
Commercial real estate	22,050,007	(175,670)	21,874,337
BBCC	N/A	396,080	396,080
Residential real estate	8,467,496	—	8,467,496
Consumer	3,262,798	(3,262,798)	N/A
Indirect	N/A	1,075,235	1,075,235
Direct	N/A	649,297	649,297
Home equity	N/A	1,538,266	1,538,266
Total	$48,764,162	$—	$48,764,162

December 31, 2024
Commercial	$10,288,560	$(232,301)	$10,056,259
Commercial real estate	16,307,486	(174,438)	16,133,048
BBCC	N/A	406,739	406,739
Residential real estate	6,797,586	—	6,797,586
Consumer	2,892,255	(2,892,255)	N/A
Indirect	N/A	1,096,778	1,096,778
Direct	N/A	514,144	514,144
Home equity	N/A	1,281,333	1,281,333
Total	$36,285,887	$—	$36,285,887

The following table details activity in our allowance for credit losses on loans for the years ended December 31:

(dollars in thousands)	2025	2024	2023
Beginning allowance for credit losses on loans	$392,522	$307,610	$303,671
Allowance established for acquired PCD loans	103,546	26,725	—
Loans charged-off:
Commercial	63,352	36,172	41,451
Commercial real estate	43,647	18,565	11,198
BBCC	2,150	1,801	1,650
Residential real estate	570	14	256
Indirect	7,450	5,610	2,948
Direct	7,597	8,672	10,517
Home equity	261	470	443
Total charge-offs	125,027	71,304	68,463
Recoveries on charged-off loans:
Commercial	4,547	1,623	4,172
Commercial real estate	2,717	2,713	2,417
BBCC	611	325	275
Residential real estate	505	883	1,268
Indirect	2,583	1,274	1,559
Direct	2,525	2,152	2,331
Home equity	1,249	330	531
Total recoveries	14,737	9,300	12,553
Net charge-offs (recoveries)	110,290	62,004	55,910
Provision for credit losses on loans	183,742	120,191	59,849
Ending allowance for credit losses on loans	$569,520	$392,522	$307,610
Beginning allowance for credit losses on unfunded loan commitments	$21,654	$31,226	$32,188
Provision for credit losses on unfunded loan commitments acquired during the period	6,458	1,763	—
Provision (release) for provision for credit losses on unfunded loan commitments	7,521	(11,335)	(962)
Ending allowance for credit losses on unfunded loan commitments	$35,633	$21,654	$31,226
Allowance for credit losses	$605,153	$414,176	$338,836
Average loans for the year (1)	$44,221,486	$35,506,298	$32,233,020
Asset Quality Ratios:
Allowance for credit losses on loans/year-end loans (1)	1.17%	1.08%	0.93%
Allowance for credit losses on loans/average loans (1)	1.29	1.11	0.95
Allowance for credit losses/year-end loans (1)	1.24	1.14	1.03
Allowance for credit losses/average loans (1)	1.37	1.17	1.05
(1)Loans exclude loans held-for-sale.

The following table details net charge-offs to average loans outstanding by loan category for the years ended December 31:

(dollars in thousands)	2025	2024	2023
Commercial:
Net charge-offs (recoveries)	$58,805	$34,549	$37,279
Average loans for the year (1)	$12,796,357	$9,807,508	$9,338,940
Net charge-offs (recoveries)/average loans	0.46%	0.35%	0.40%
Commercial real estate:
Net charge-offs (recoveries)	$40,930	$15,852	$8,781
Average loans for the year	$20,162,924	$15,653,383	$13,248,587
Net charge-offs (recoveries)/average loans	0.20%	0.10%	0.07%
BBCC:
Net charge-offs (recoveries)	$1,539	$1,476	$1,375
Average loans for the year	$396,545	$403,929	$385,171
Net charge-offs (recoveries)/average loans	0.39%	0.37%	0.36%
Residential real estate:
Net charge-offs (recoveries)	$65	$(869)	$(1,012)
Average loans for the year (1)	$7,785,982	$6,808,655	$6,642,224
Net charge-offs (recoveries)/average loans	—%	(0.01)%	(0.02)%
Indirect:
Net charge-offs (recoveries)	$4,867	$4,336	$1,389
Average loans for the year	$1,075,256	$1,125,139	$1,013,560
Net charge-offs (recoveries)/average loans	0.45%	0.39%	0.14%
Direct:
Net charge-offs (recoveries)	$5,072	$6,520	$8,186
Average loans for the year	$570,174	$478,450	$568,345
Net charge-offs (recoveries)/average loans	0.89%	1.36%	1.44%
Home equity:
Net charge-offs (recoveries)	$(988)	$140	$(88)
Average loans for the year	$1,434,248	$1,229,234	$1,036,193
Net charge-offs (recoveries)/average loans	(0.07)%	0.01%	(0.01)%
Total loans:
Net charge-offs (recoveries)	$110,290	$62,004	$55,910
Average loans for the year (1)	$44,221,486	$35,506,298	$32,233,020
Net charge-offs (recoveries)/average loans	0.25%	0.17%	0.17%
(1)Average loans exclude loans held-for-sale.
The allowance for credit losses on loans was $569.5 million at December 31, 2025, compared to $392.5 million at December 31, 2024. The increase reflects $103.5 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the Bremer acquisition date as well as $69.1 million to establish an allowance for credit losses on non-PCD Bremer loans acquired. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

The following table details the allowance for credit losses on loans by loan category and the percentage of loans in each category compared to total loans at December 31.

	2025		2024
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial	$244,670	30.3%	$148,722	27.7%
Commercial real estate	268,332	44.9	200,309	44.5
BBCC	2,371	0.8	2,813	1.1
Residential real estate	34,394	17.4	22,922	18.8
Indirect	8,021	2.2	8,434	3.0
Direct	2,478	1.3	2,304	1.4
Home equity	9,254	3.1	7,018	3.5
Total	$569,520	100.0%	$392,522	100.0%
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $35.6 million at December 31, 2025, compared to $21.7 million at December 31, 2024. We increased the allowance for credit losses on unfunded loan commitments by $6.5 million in 2025 as a result of Bremer unfunded loan commitments acquired.
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
The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model as of December 31, 2025 and 2024:

	Immediate Rate Decrease			12/31/2025 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2025
Projected interest income:
Money market, other interest earning investments, and investment securities	$1,001,298	$1,137,630	$1,246,058	$1,337,858	$1,344,272	$1,412,549	$1,463,214	$1,510,596
Loans	3,950,791	4,568,985	5,179,563	5,593,251	5,786,393	6,380,373	6,962,166	7,540,052
Total interest income	4,952,089	5,706,615	6,425,621	6,931,109	7,130,665	7,792,922	8,425,380	9,050,648
Projected interest expense:
Deposits	309,028	658,093	1,108,814	1,425,816	1,603,605	2,053,854	2,504,100	2,954,351
Borrowings	384,519	538,221	691,683	812,941	859,307	1,044,121	1,229,563	1,415,092
Total interest expense	693,547	1,196,314	1,800,497	2,238,757	2,462,912	3,097,975	3,733,663	4,369,443
Net interest income	$4,258,542	$4,510,301	$4,625,124	$4,692,352	$4,667,753	$4,694,947	$4,691,717	$4,681,205
Change from base	$(409,211)	$(157,452)	$(42,629)	$24,599		$27,194	$23,964	$13,452
% change from base	(8.77)%	(3.37)%	(0.91)%	0.53%		0.58%	0.51%	0.29%

	Immediate Rate Decrease					Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points	12/31/2024 Forward Curve	Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
December 31, 2024
Projected interest income:
Money market, other interest earning investments, and investment securities	$756,016	$820,128	$886,917	$932,411	$940,953	$989,890	$1,037,089	$1,082,891
Loans	3,023,593	3,501,994	3,952,385	4,279,851	4,374,147	4,776,162	5,174,154	5,572,157
Total interest income	3,779,609	4,322,122	4,839,302	5,212,262	5,315,100	5,766,052	6,211,243	6,655,048
Projected interest expense:
Deposits	435,080	765,918	1,097,429	1,349,350	1,456,547	1,821,056	2,157,983	2,494,958
Borrowings	290,095	377,714	473,141	539,410	562,335	652,442	742,530	832,646
Total interest expense	725,175	1,143,632	1,570,570	1,888,760	2,018,882	2,473,498	2,900,513	3,327,604
Net interest income	$3,054,434	$3,178,490	$3,268,732	$3,323,502	$3,296,218	$3,292,554	$3,310,730	$3,327,444
Change from base	$(241,784)	$(117,728)	$(27,486)	$27,284		$(3,664)	$14,512	$31,226
% change from base	(7.34)%	(3.57)%	(0.83)%	0.83%		(0.11)%	0.44%	0.95%

The following table illustrates the upper bound, Federal Funds Rate assumed in the simulation above at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Basis Point Change Scenario	Federal Funds Rate (1)	Month 12 (2)	Federal Funds Rate (1)	Month 12 (2)
+300	3.75%	6.75%	4.50%	7.50%
+200	3.75%	5.75%	4.50%	6.50%
+100	3.75%	4.75%	4.50%	5.50%
Base	3.75%	3.75%	4.50%	4.50%
-100	3.75%	2.75%	4.50%	3.50%
-200	3.75%	1.75%	4.50%	2.50%
-300	3.75%	0.75%	4.50%	1.50%
(1)Represents the upper bound, Federal Funds Rate.
(2)Represents the Federal Funds Rate in month 12 given a gradual, parallel “ramp” relative to the base implied forward scenario.
Our projected net interest income increased year over year driven by the Bremer acquisition, loan growth, and asset repricing due to current interest rates and economic conditions. Our overall strategy is consistent period over period, as we continue to manage our balance sheet toward a neutral interest rate risk position in a disciplined manner.
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value gain of $14.8 million at December 31, 2025, compared to a net liability position with a fair value loss of $7.0 million at December 31, 2024. See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.
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

A maturity schedule for Old National Bank’s time deposits is shown in the following table at December 31, 2025.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2026	$9,271,979	3.62%
2027	275,838	2.78
2028	53,190	2.50
2029	28,147	2.34
2030	22,270	1.91
2031 and beyond	9,600	1.06
Total	$9,661,024	3.58%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at December 31, 2025 are shown in the following table.

Moody's Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1
Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At December 31, 2025, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$491,210	$1,334,967
Unencumbered government-issued debt securities	—	5,722,173
Unencumbered investment grade municipal securities	—	152,010
Unencumbered corporate securities	—	25,647
Availability of borrowings (1):
Amount available from Federal Reserve discount window	—	4,073,623
Amount available from Federal Home Loan Bank	—	8,259,248
Total available funds	$491,210	$19,567,668
(1)Based on collateral pledged.
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At December 31, 2025, Old National Bancorp’s other borrowings outstanding were $356.4 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by Old National Bank to Old National Bancorp on an unconsolidated basis without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2024 or 2025 and is not currently required. At December 31, 2025, Old National Bank could pay dividends of $803.3 million without prior regulatory approval and while maintaining capital levels above regulatory minimum and well-capitalized guidelines.
Operational Risk
Operational risk is the risk that inadequate information systems, operational issues, breaches in internal controls, information security breaches, fraud, or unforeseen catastrophes will result in unexpected losses and other adverse impacts to Old National, such as reputational harm. We maintain frameworks, programs, and internal controls to prevent or minimize financial loss from failure of systems, people, or processes. This includes specific programs and frameworks intended to prevent or limit the effects of cybersecurity risk including, but not limited to, cyberattacks or other information security breaches that might allow unauthorized transactions or unauthorized access to client, team member, or company sensitive information. Metrics and measurements are used by our management team in the management of day-to-day operations to ensure effective client service, minimization of service disruptions, and oversight of cybersecurity risk. We continually monitor and internally report on weaknesses in the internal control environment; third party risks; privacy and data governance; cyberattacks; information security or data breaches; damage to physical assets; employee and workplace safety; execution, delivery, and process management; external and internal fraud; model risk management; and other risks.
Compliance and Regulatory Risk
Compliance and regulatory risk is the risk that the Company violated or was not in compliance with applicable laws, rules, regulations, regulatory guidance and policies, industry standards, or ethical standards. Compliance with applicable regulatory requirements, internal policies and procedures, and ethical standards is not only the right thing to do, but it is embedded within our culture and mission to assist our clients in achieving financial success. Adherence to this belief is the responsibility of every employee, every day, in everything we do. It is Old National’s policy to comply with the letter and intent of all applicable regulatory requirements. Management, the first line of defense, is responsible for ensuring this expectation is met, with oversight from the second and third lines of defense, the risk and internal audit functions, respectively, of the Company. Recognizing that inadvertent violations may occur, risk management activities are established to promptly identify, analyze, and, if necessary, remediate compliance and regulatory issues to limit compliance risk exposure.
Legal Risk
Legal risk generally results from unidentified or unmitigated risks that could result in lawsuits or adverse judgments that negatively affect the operations or financial condition of the Company. Business practices must be executed, as well as products and services delivered, in a manner that is compliant with applicable laws, rules, regulations, and agreements to which we are a party. Corporate governance practices must be compliant with applicable legal requirements and aligned with market practices. The Board of Directors expects that we will perform business in a manner compliant with applicable laws, rules, regulations, and agreements and expects issues to be identified, analyzed, and remediated in a timely and complete manner.
MATERIAL CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENT LIABILITIES
The following table presents our material fixed and determinable contractual obligations and significant commitments at December 31, 2025. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	Over One Year	Total
Deposits without stated maturity		$45,427,171	$—	$45,427,171
Time deposits	10	9,271,979	389,045	9,661,024
Securities sold under agreements to repurchase	11	261,366	—	261,366
Federal Home Loan Bank advances	12	2,405,000	3,832,375	6,237,375
Other borrowings	13	169,740	682,689	852,429
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
The Board of Directors, through its Audit Committee comprised solely of independent directors, oversees management’s discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National’s independent registered public accounting firm, Deloitte & Touche LLP, and managers responsible for financial reporting. During these meetings, the committee meets privately with the independent registered public accounting firm as well as with financial reporting and internal audit personnel to review accounting, auditing, and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee.
Our consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, whose report appears in this Annual Report on Form 10-K.
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
Old National’s management assessed the effectiveness of Old National’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that assessment, Old National has concluded that, as of December 31, 2025, Old National’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2025 as stated in their report, which is included in Part II, Item 9A of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Old National Bancorp
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Old National Bancorp and subsidiaries (“Old National”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Old National as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Old National ’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026 expressed an unqualified opinion on Old National’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses on Loans (“ACL”) — Qualitative Factors — Refer to Note 1 and Note 4 of the Notes to Consolidated Financial Statements
Critical Audit Matter Description
Old National maintains the ACL as an estimate of expected credit losses over the expected contractual life of its loan portfolio. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

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
At December 31, 2025, the key qualitative adjustments to the expected credit losses are associated with risks in the forecasted economic environment. These factors include the risk that macroeconomic forecasts of unemployment, gross domestic product, and the BBB ratio (BBB spread to the 10-Year U.S. Treasury rate) may prove to be more severe and/or prolonged than the baseline forecast due to a variety of considerations.
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
◦Portfolio segment loan balances and other borrower-specific data
◦Relevant macroeconomic indicators and data
•With the assistance of our credit specialists, we tested the mathematical accuracy of the ACL models used as the method for developing the qualitative adjustments
Acquisitions – Valuation of Acquired Loans — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Bremer Financial Corporation (“Bremer”) on May 1, 2025, for total consideration of approximately $1.3 billion. The Company accounted for the acquisition under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of the acquisition, including loans receivable of $11.1 billion. Management estimated the fair value of loans using a discounted cash flow method.
Determining the fair value of loans receivable requires management to make significant estimates and assumptions including the selection of valuation methodology, estimation of future cash flows, and the determination of key assumptions such as discount rates. Auditing certain aspects of the fair value of loans receivable required a high degree of auditor judgment, and an increased extent of effort, including involving fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of acquired loans included the following, among others:
•We tested the design and operating effectiveness of controls over the valuation methodology used, including controls over significant assumptions such as discount rates used to calculate the present value of future cash flows
•We assessed the knowledge, skill, ability and objectivity of management’s valuation specialist and evaluated the work performed
•With the assistance of our fair value specialists, we evaluated:
◦The mathematical accuracy of management’s calculations
◦The reasonableness of the valuation methodology and
◦The reasonableness of key valuation assumptions such as discount rates. We developed a range of independent estimates and compared those to the rates selected by management.
•We tested the completeness and accuracy of the underlying loan data used in the valuation
•We considered any contradictory evidence that arose while performing our procedures, and whether or not this evidence was indicative of management bias

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 2026

We have served as Old National’s auditor since 2023.

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2025	2024
Assets
Cash and due from banks	$591,645	$394,450
Money market and other interest-earning investments	1,234,532	833,518
Total cash and cash equivalents	1,826,177	1,227,968
Equity securities, at fair value	128,857	91,996
Investment securities - available-for-sale, at fair value (amortized cost $12,059,997 and $8,480,508, respectively)	11,384,450	7,458,459
Investment securities - held-to-maturity, at amortized cost (fair value $2,540,238 and $2,471,138, respectively)	2,895,488	2,954,881
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	493,583	378,705
Loans held-for-sale, at fair value	52,911	34,483
Loans:
Commercial	14,983,861	10,288,560
Commercial real estate	22,050,007	16,307,486
Residential real estate	8,467,496	6,797,586
Consumer	3,262,798	2,892,255
Total loans, net of unearned income	48,764,162	36,285,887
Allowance for credit losses on loans	(569,520)	(392,522)
Net loans	48,194,642	35,893,365
Premises and equipment, net	690,824	588,970
Goodwill	2,425,700	2,175,251
Other intangible assets	482,286	120,847
Company-owned life insurance	1,051,009	859,851
Accrued interest receivable and other assets	2,526,040	1,767,496
Total assets	$72,151,967	$53,552,272
Liabilities
Deposits:
Noninterest-bearing demand	$13,247,483	$9,399,019
Interest-bearing:
Checking and NOW	10,740,919	8,040,331
Savings	4,909,138	4,753,279
Money market	16,529,631	11,875,192
Time deposits	9,661,024	6,755,739
Total deposits	55,088,195	40,823,560
Federal funds purchased and interbank borrowings	100,197	385
Securities sold under agreements to repurchase	261,366	268,975
Federal Home Loan Bank advances	6,237,375	4,452,559
Other borrowings	852,429	689,618
Accrued expenses and other liabilities	1,117,617	976,825
Total liabilities	63,657,179	47,211,922
Commitments and contingencies (Note 20)
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 389,662 and 318,980 shares issued and outstanding, respectively	389,662	318,980
Capital surplus	5,944,533	4,570,865
Retained earnings	2,408,764	1,966,048
Accumulated other comprehensive income (loss), net of tax	(478,671)	(746,043)
Total shareholders’ equity	8,494,788	6,340,350
Total liabilities and shareholders’ equity	$72,151,967	$53,552,272
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2025	2024	2023
Interest Income
Loans including fees:
Taxable	$2,621,105	$2,139,437	$1,815,390
Nontaxable	67,445	50,517	44,687
Investment securities:
Taxable	492,918	323,703	263,210
Nontaxable	40,161	42,159	43,851
Money market and other interest-earning investments	48,224	45,835	39,683
Total interest income	3,269,853	2,601,651	2,206,821
Interest Expense
Deposits	953,217	846,262	484,360
Federal funds purchased and interbank borrowings	4,448	3,262	11,412
Securities sold under agreements to repurchase	2,568	2,752	3,299
Federal Home Loan Bank advances	214,856	177,317	161,860
Other borrowings	36,890	41,275	42,737
Total interest expense	1,211,979	1,070,868	703,668
Net interest income	2,057,874	1,530,783	1,503,153
Provision for credit losses	197,721	110,619	58,887
Net interest income after provision for credit losses	1,860,153	1,420,164	1,444,266
Noninterest Income
Wealth and investment services fees	144,161	116,791	107,784
Service charges on deposit accounts	100,406	78,175	71,945
Debit card and ATM fees	49,288	43,400	42,153
Mortgage banking revenue	38,406	26,237	16,319
Capital markets income	37,329	20,299	24,419
Company-owned life insurance	26,670	20,987	15,397
Debt securities gains (losses), net	(37)	(212)	(6,265)
Gain on sale of Visa Class B restricted shares	—	—	21,635
Other income	70,308	49,020	39,955
Total noninterest income	466,531	354,697	333,342
Noninterest Expense
Salaries and employee benefits	749,013	603,095	546,364
Occupancy	129,170	110,429	106,676
Equipment	48,354	36,588	32,163
Marketing	55,210	45,607	39,511
Technology	120,476	88,797	80,343
Communication	23,616	17,337	16,980
Professional fees	61,902	35,291	27,335
FDIC assessment	48,394	44,681	56,730
Amortization of intangibles	78,660	27,528	24,155
Amortization of tax credit investments	26,118	13,329	15,367
Other expense	144,378	71,741	80,682
Total noninterest expense	1,485,291	1,094,423	1,026,306
Income before income taxes	841,393	680,438	751,302
Income tax expense	172,136	141,250	169,310
Net income	669,257	539,188	581,992
Preferred dividends	(16,135)	(16,135)	(16,135)
Net income applicable to common shareholders	$653,122	$523,053	$565,857
Net income per common share - basic	$1.80	$1.69	$1.95
Net income per common share - diluted	1.79	1.68	1.94
Weighted average number of common shares outstanding - basic	363,513	309,499	290,748
Weighted average number of common shares outstanding - diluted	365,464	311,001	291,855
Dividends per common share	$0.56	$0.56	$0.56
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Net income	$669,257	$539,188	$581,992

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	320,063	(21,205)	(31,355)
Reclassification adjustment for securities (gains) losses realized in income	37	212	6,265
Income tax effect	(80,473)	5,448	14,918
Unrealized gains (losses) on available-for-sale debt securities	239,627	(15,545)	(10,172)

Change in securities held-to-maturity:
Amortization of unrecognized losses on securities transferred from available-for-sale	15,855	17,664	21,239
Income tax effect	(4,025)	(4,486)	(4,047)
Changes from securities held-to-maturity	11,830	13,178	17,192

Change in hedges:
Net unrealized derivative gains (losses) on hedges	10,961	(24,192)	69,276
Reclassification adjustment for (gains) losses realized in net income	10,505	17,628	(15,067)
Income tax effect	(5,551)	1,697	(13,479)
Changes from hedges	15,915	(4,867)	40,730

Change in defined benefit pension plans:
Amortization of net (gains) losses recognized in income	—	—	(182)
Income tax effect	—	—	45
Changes from defined benefit pension plans	—	—	(137)
Other comprehensive income (loss), net of tax	267,372	(7,234)	47,613
Comprehensive income (loss)	$936,629	$531,954	$629,605
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2022	$230,500	$292,903	$4,174,265	$1,217,349	$(786,422)	$5,128,595
Net income	—	—	—	581,992	—	581,992
Other comprehensive income	—	—	—	—	47,613	47,613
Cash dividends:
Common ($0.56 per share)	—	—	—	(163,895)	—	(163,895)
Preferred ($70.00 per share)	—	—	—	(16,135)	—	(16,135)
Common stock issued for Employee Stock Purchase Plan (“ESPP”)	—	75	1,001	—	—	1,076
Common stock repurchased	—	(2,640)	(41,668)	—	—	(44,308)
Share-based compensation expense	—	—	27,910	—	—	27,910
Stock activity under incentive compensation plans	—	2,317	(1,584)	(681)	—	52
Balance, December 31, 2023	230,500	292,655	4,159,924	1,618,630	(738,809)	5,562,900
Net income	—	—	—	539,188	—	539,188
Other comprehensive loss	—	—	—	—	(7,234)	(7,234)
Acquisition of CapStar Financial Holdings, Inc.	—	24,014	393,584	—	—	417,598
Cash dividends:
Common ($0.56 per share)	—	—	—	(175,028)	—	(175,028)
Preferred ($70.00 per share)	—	—	—	(16,135)	—	(16,135)
Common stock issued for ESPP	—	62	972	—	—	1,034
Common stock repurchased	—	(533)	(8,351)	—	—	(8,884)
Share-based compensation expense	—	—	32,283	—	—	32,283
Stock activity under incentive compensation plans	—	2,782	(7,547)	(607)	—	(5,372)
Balance, December 31, 2024	230,500	318,980	4,570,865	1,966,048	(746,043)	6,340,350
Net income	—	—	—	669,257	—	669,257
Other comprehensive income	—	—	—	—	267,372	267,372
Acquisition of Bremer Financial Corporation	—	50,183	983,079	—	—	1,033,262
Cash dividends:
Common ($0.56 per share)	—	—	—	(208,982)	—	(208,982)
Preferred ($70.00 per share)	—	—	—	(16,135)	—	(16,135)
Common stock issued:
ESPP	—	53	1,036	—	—	1,089
Forward sale agreements	—	21,905	421,331	—	—	443,236
Common stock repurchased	—	(3,241)	(68,558)	—	—	(71,799)
Share-based compensation expense	—	—	38,214	—	—	38,214
Stock activity under incentive compensation plans	—	1,782	(1,434)	(1,424)	—	(1,076)
Balance, December 31, 2025	$230,500	$389,662	$5,944,533	$2,408,764	$(478,671)	$8,494,788
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash Flows From Operating Activities
Net income	$669,257	$539,188	$581,992
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	44,943	38,104	38,180
Amortization of other intangible assets	78,660	27,528	24,155
Amortization of tax credit investments	26,118	13,329	15,367
Net (discount accretion) premium amortization	(140,610)	(33,073)	(14,775)
Share-based compensation expense	38,214	32,283	27,910
Provision for credit losses	197,721	110,619	58,887
Debt securities (gains) losses, net	37	212	6,265
Gain on sale of Visa Class B restricted shares	—	—	(21,635)
Net (gains) losses on sales of loans and other assets	(11,271)	(7,778)	(3,074)
Increase in cash surrender value of company-owned life insurance	(26,670)	(20,987)	(15,397)
Residential real estate loans originated for sale	(1,217,430)	(889,812)	(473,478)
Proceeds from sales of residential real estate loans	1,221,488	902,873	472,537
(Increase) decrease in interest receivable	(61,389)	4,062	(34,637)
(Increase) decrease in other assets	33,250	(54,023)	(66,070)
Increase (decrease) in accrued expenses and other liabilities	(170,846)	(40,241)	(79,885)
Net cash flows provided by (used in) operating activities	681,472	622,284	516,342
Cash Flows From Investing Activities
Cash received from merger, net	135,124	177,791	—
Purchases of investment securities available-for-sale	(4,636,828)	(1,842,045)	(1,084,416)
Purchases of investment securities held-to-maturity	—	—	(1,941)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(93,327)	(13,129)	(99,158)
Purchases of equity securities	(7,723)	(7,244)	(28,408)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,796,946	1,081,567	1,066,266
Proceeds from sales of investment securities available-for-sale	2,082,053	300,617	96,506
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	71,937	72,916	94,511
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	72,373	14,438	47,738
Proceeds from sales of equity securities	6,004	3,080	24,636
Loan originations and payments, net	(1,332,344)	(1,215,292)	(2,673,593)
Proceeds from sales of commercial loans	95,298	63,434	757,593
Proceeds from company-owned life insurance death benefits	17,377	20,583	16,252
Proceeds from sale of premises and equipment and other assets	2,368	1,585	3,513
Purchases of premises and equipment and other assets	(44,064)	(30,269)	(38,375)
Net cash flows provided by (used in) investing activities	(1,834,806)	(1,371,968)	(1,818,876)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	1,402,277	1,028,256	2,234,350
Federal funds purchased and interbank borrowings	99,812	(5)	(581,099)
Securities sold under agreements to repurchase	(56,740)	(16,231)	(147,598)
Other borrowings	(47,130)	(110,170)	16,938
Payments for maturities of Federal Home Loan Bank advances	(2,520,285)	(1,300,243)	(2,250,149)
Proceeds from Federal Home Loan Bank advances	2,726,200	1,400,000	2,700,000
Cash dividends paid	(225,117)	(191,163)	(180,030)
Common stock repurchased	(71,799)	(8,884)	(44,308)
Common stock issued for ESPP	1,089	1,034	1,076
Common stock issued for forward sale agreements	443,236	—	—
Net cash flows provided by (used in) financing activities	1,751,543	802,594	1,749,180
Net increase (decrease) in cash and cash equivalents	598,209	52,910	446,646
Cash and cash equivalents at beginning of period	1,227,968	1,175,058	728,412
Cash and cash equivalents at end of period	$1,826,177	$1,227,968	$1,175,058
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
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Any loans that are modified are reviewed by Old National to determine if the loan should be classified as a financial difficulty modification, which is when Old National modifies a loan related to a borrower experiencing financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans includes one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, a permanent reduction of the recorded investment of the loan, or an other-than-insignificant payment delay.
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
FDIC Special Assessment
On November 16, 2023, the Federal Deposit Insurance Corporation (“FDIC”) finalized a rule that imposes special assessments to recover the losses to the Deposit Insurance Fund (“DIF”) resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an insured depository institution (“IDI”) reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments were to be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. In December 2025, the FDIC reduced the rate at which the assessment is collected for the eighth quarter of the collection period, with an invoice payment date of March 30, 2026, from 3.36 basis points to 2.97 basis points. The special assessments are tax deductible. The total of the special assessments for Old National Bank was estimated at $19.1 million, and such amount was recorded within FDIC assessment expense in the year ended December 31, 2023. Old National recorded an additional $3.0 million within FDIC assessment expense for this special assessment in the year ended December 31, 2024. During the year ended December 31, 2025, Old National reduced the previously accrued FDIC special assessment by $3.0 million as the FDIC continues to adjust and refine its estimate of assessed losses.
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

When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.
The following table summarizes supplemental cash flow information:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash payments:
Interest	$1,239,737	$1,066,609	$666,121
Income taxes, net of refunds	154,293	100,576	190,303

Noncash Investing and Financing Activities:
Transfer of premises and equipment to assets held-for-sale	(3,588)	—	—
Operating lease right-of-use assets obtained in exchange for lease obligations	56,969	22,494	20,260
Finance lease right-of-use assets obtained in exchange for lease obligations	9,979	10,073	10,019
Old National issued 50.2 million shares of Common Stock in conjunction with the acquisition of Bremer Financial Corporation (“Bremer”) in May of 2025, adding $1.0 billion in shareholders’ equity.
Old National issued 24.0 million shares of Common Stock in conjunction with the acquisition of CapStar Financial Holdings, Inc. (“CapStar”) in April of 2024, adding $417.6 million in shareholders’ equity.
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
Impact of Accounting Changes
Accounting Guidance Adopted in 2025
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, these amendments require that public business entities on an annual basis disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). In addition, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The adoption of this guidance on January 1, 2025 did not have a material impact on the consolidated financial statements.
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
FASB ASC 470 – In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The amendments in this ASU are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Old National does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
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
FASB ASC 326 – In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update introduce a practical expedient for all entities and an accounting policy election that is available to all entities other than public business entities related to applying ASC 326-20 to simplify the measurement of credit losses on current accounts receivable and current contract assets that occur from transactions accounted for under ASC 606. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Old National does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
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
FASB ASC 326 – In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The ASU revises Topic 326 to simplify and improve the accounting for acquired financial assets. The update expands the application of the gross-up approach to include purchased seasoned loans, eliminating the complexity and inconsistency created by having separate models for PCD and non-PCD assets. Under the new guidance, the initial allowance for credit losses is added to the amortized cost basis rather than recorded as a Day 1 provision expense. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
FASB ASC 815 – In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU introduces clarifications to Topic 815 building on improvements from ASU 2017‑12, and addresses challenges arising from the global reference rate reform (i.e., the LIBOR transition). The new guidance aims to reduce complexity in applying hedge accounting to transactions tied to an entity’s risk management activities and promotes consistency in accounting for forecasted transactions, interest rate flexibility, and nonfinancial components. The update expands eligibility for hedge accounting by allowing groups of forecasted transactions with similar risk exposures, provides guidance for hedging interest payments on debt with selectable interest rate indexes, clarifies hedging of specified components of nonfinancial assets, and eases restrictions related to net written options and certain compound derivatives. It also resolves presentation mismatches for certain foreign currency hedging relationships. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
FASB ASC 270 – In December 2025, the FASB issued ASU 2025-11, Narrow-Scope Improvements. The ASU revises Topic 270 to clarify and streamline interim reporting requirements under GAAP. The update introduces a comprehensive list of interim disclosures required under GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. While the amendments refine the guidance and improve navigability, they do not expand or reduce existing disclosure requirements. The ASU clarifies and improves the guidance on interim financial reporting in ASC 270 to make it easier for preparers and users of financial statements to navigate current GAAP requirements without changing the fundamental nature or scope of interim reporting requirements. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
FASB ASU 2025-12 – In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU issues guidance to clarify, correct errors in or make minor improvements to a broad range of topics, including EPS, leases, beneficial interests, treasury stock, and revenue guidance. The guidance is part of the FASB’s ongoing codification improvements project to make technical corrections, clarifications, and other incremental improvements to GAAP. The amendments, among other things, clarify the guidance in ASC 260 on how to calculate diluted earnings per share when an entity has a loss from continuing operations and a contract that may be settled in stock or cash that is reported as an asset or liability for accounting purposes. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
NOTE 2 – MERGER, ACQUISITION, AND DIVESTITURE ACTIVITY
Acquisitions
Bremer Financial Corporation
On May 1, 2025, Old National completed its acquisition of Bremer and its wholly owned subsidiary, Bremer Bank, National Association. Pursuant to the terms of the merger agreement, each outstanding share of Bremer common stock was converted into the right to receive (i) $26.22 in cash without interest, (ii) 4.182 shares of Old National common stock and (iii) cash in lieu of fractional shares.
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

(dollars and shares in thousands)	May 1, 2025
Assets
Cash and cash equivalents	$449,757
Equity securities	26,070
Investment securities	2,811,108
FHLB/Federal Reserve Bank stock	93,924
Loans held-for-sale	9,883
Loans, net of allowance for credit losses	11,110,423
Premises and equipment	99,965
Goodwill	250,449
Other intangible assets	440,099
Company-owned life insurance	181,909
Other assets	797,460
Total assets	$16,271,047
Liabilities
Deposits	$12,862,357
Securities sold under agreements to repurchase	49,131
Federal Home Loan Bank advances	1,559,227
Other borrowings	205,194
Accrued expenses and other liabilities	247,243
Total liabilities	$14,923,152
Fair value of consideration
Common stock (50,183 shares issued at $20.59 per share)	$1,033,262
Cash	314,633
Total consideration	$1,347,895
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
The fair value of PCD assets was $1.9 billion on the date of merger. The gross contractual amounts receivable relating to the PCD assets was $2.1 billion. Old National estimates, on the date of the merger, that $103.5 million of the contractual cash flows specific to the PCD assets will not be collected.
Merger-related costs associated with the Bremer acquisition have been expensed in 2025 totaling $132.6 million and additional merger-related and integration costs will be expensed in future periods as incurred.
As a result of the acquisition, Old National assumed sponsorship of Bremer’s defined benefit pension plan under which both plan participation and benefit accruals were subsequently frozen and the plan was then terminated. The net pension asset associated with Bremer’s defined benefit pension plan is recorded in other assets on the consolidated balance sheet. Pension costs were not material in 2025.
The Company’s results of operations in 2025 include the operating results of the acquired assets and assumed liabilities of Bremer subsequent to the acquisition on May 1, 2025. Due to the integration of certain Bremer systems and processes since the acquisition date, the Company has determined that it is impractical to report the amounts of revenue and income before income taxes of legacy Bremer subsequent to the acquisition.

Summary of Unaudited Pro-Forma Financial Information
The following table presents supplemental unaudited pro-forma financial information as if the Bremer merger had occurred on January 1, 2024. The pro-forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effective as of this assumed date.

	Years Ended December 31,
(dollars in thousands)	2025	2024
Total revenues (1)	$2,774,625	$2,654,849
Income before income taxes	1,093,740	635,364
(1)    Includes net interest income and total noninterest income.
Supplemental pro-forma income for 2025 was adjusted to exclude $132.6 million of merger-related costs, $6.5 million of provision for credit losses on unfunded loan commitments, and $69.1 million of provision for credit losses to establish an allowance for credit losses on non-PCD loans acquired as well as a $5.1 million net gain associated with the freezing of the benefits of the Bremer pension plan and subsequent termination of the plan. Supplemental pro-forma income for 2024 was adjusted to include these costs.
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

Merger-related costs primarily associated with the CapStar acquisition totaling $3.6 million have been expensed in 2025, compared to $26.3 million in 2024. Additional merger-related and integration costs will be expensed in future periods as incurred.
NOTE 3 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale portfolio and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in accumulated other comprehensive income (loss) (“AOCI”).

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
December 31, 2025
Available-for-Sale
U.S. Treasury	$269,313	$90	$(7,615)	$(47,244)	$214,544
U.S. government-sponsored entities and agencies	1,567,036	402	(134,795)	(60,251)	1,372,392
Mortgage-backed securities - Agency	9,575,241	79,999	(487,205)	—	9,168,035
States and political subdivisions	438,642	2,275	(17,286)	2,377	426,008
Pooled trust preferred securities	13,819	—	(2,085)	—	11,734
Other securities	195,946	1,138	(5,347)	—	191,737
Total available-for-sale securities	$12,059,997	$83,904	$(654,333)	$(105,118)	$11,384,450

December 31, 2024
Available-for-Sale
U.S. Treasury	$261,421	$67	$(12,659)	$(49,816)	$199,013
U.S. government-sponsored entities and agencies	1,521,610	7	(181,360)	(82,351)	1,257,906
Mortgage-backed securities - Agency	5,861,067	6,005	(662,181)	—	5,204,891
States and political subdivisions	510,630	148	(25,881)	647	485,544
Pooled trust preferred securities	13,807	—	(2,485)	—	11,322
Other securities	311,973	760	(12,950)	—	299,783
Total available-for-sale securities	$8,480,508	$6,987	$(897,516)	$(131,520)	$7,458,459
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

(dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
December 31, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$840,435	$—	$(129,526)	$710,909
Mortgage-backed securities - Agency	910,323	—	(127,505)	782,818
States and political subdivisions	1,144,880	853	(99,072)	1,046,661
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,895,488	$853	$(356,103)	$2,540,238

December 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$832,984	$—	$(168,653)	$664,331
Mortgage-backed securities - Agency	970,212	—	(169,546)	800,666
States and political subdivisions	1,151,835	317	(145,861)	1,006,291
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,954,881	$317	$(484,060)	$2,471,138
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Proceeds	$2,248,993	$379,108	$154,339
Realized gains	170	104	1,006
Realized losses	(207)	(316)	(7,271)
Investment securities pledged to secure public and other funds had a carrying value of $7.9 billion at December 31, 2025 and $7.4 billion at December 31, 2024.
Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of stockholder’s equity as of December 31, 2025 or December 31, 2024.
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	At December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$432,809	$434,821	4.84%
One to five years	5,959,423	5,926,983	4.70%
Five to ten years	4,383,178	3,964,296	3.07%
Beyond ten years	1,284,587	1,058,350	2.90%
Total	$12,059,997	$11,384,450	3.92%
Held-to-Maturity
Within one year	$18,432	$18,419	3.21%
One to five years	54,147	50,352	2.03%
Five to ten years	1,483,026	1,310,131	2.53%
Beyond ten years	1,339,883	1,161,336	2.81%
Total	$2,895,488	$2,540,238	2.66%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available-for-Sale
U.S. Treasury	$—	$—	$184,175	$(7,615)	$184,175	$(7,615)
U.S. government-sponsored entities and agencies	79,916	(78)	1,173,044	(134,717)	1,252,960	(134,795)
Mortgage-backed securities - Agency	252,875	(953)	3,157,476	(486,252)	3,410,351	(487,205)
States and political subdivisions	6,561	(17)	234,389	(17,269)	240,950	(17,286)
Pooled trust preferred securities	—	—	11,734	(2,085)	11,734	(2,085)
Other securities	1,766	(88)	124,990	(5,259)	126,756	(5,347)
Total available-for-sale	$341,118	$(1,136)	$4,885,808	$(653,197)	$5,226,926	$(654,333)

December 31, 2024
Available-for-Sale
U.S. Treasury	$3,977	$(26)	$177,691	$(12,633)	$181,668	$(12,659)
U.S. government-sponsored entities and agencies	98,280	(1,713)	1,144,618	(179,647)	1,242,898	(181,360)
Mortgage-backed securities - Agency	857,440	(9,172)	3,406,350	(653,009)	4,263,790	(662,181)
States and political subdivisions	133,906	(1,462)	279,121	(24,419)	413,027	(25,881)
Pooled trust preferred securities	—	—	11,322	(2,485)	11,322	(2,485)
Other securities	33,292	(295)	199,631	(12,655)	232,923	(12,950)
Total available-for-sale	$1,126,895	$(12,668)	$5,218,733	$(884,848)	$6,345,628	$(897,516)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$710,909	$(129,526)	$710,909	$(129,526)
Mortgage-backed securities - Agency	—	—	782,818	(127,505)	782,818	(127,505)
States and political subdivisions	—	—	995,331	(99,072)	995,331	(99,072)
Total held-to-maturity	$—	$—	$2,489,058	$(356,103)	$2,489,058	$(356,103)

December 31, 2024
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$664,331	$(168,653)	$664,331	$(168,653)
Mortgage-backed securities - Agency	—	—	800,666	(169,546)	800,666	(169,546)
States and political subdivisions	37,007	(430)	937,364	(145,431)	974,371	(145,861)
Total held-to-maturity	$37,007	$(430)	$2,402,361	$(483,630)	$2,439,368	$(484,060)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-for-maturity totaling $94.1 million at December 31, 2025 and $110.0 million at December 31, 2024. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2025 or December 31, 2024.

An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at December 31, 2025 and December 31, 2024. Accrued interest receivable on securities portfolio is excluded from the estimate of credit losses and totaled $70.1 million at December 31, 2025 and $55.3 million at December 31, 2024.
At December 31, 2025, Old National’s securities portfolio consisted of 3,159 securities, 2,179 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At December 31, 2025, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the years ended December 31, 2025 or December 31, 2024.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $128.9 million at December 31, 2025 and $92.0 million at December 31, 2024. There were gains on equity securities recorded in noninterest income of $0.9 million, $0.9 million, and $21.5 million during 2025, 2024, and 2023, respectively.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $1.0 billion at December 31, 2025 and $609.2 million at December 31, 2024. These investments consisted of $606.5 million of illiquid investments of partnerships, limited liability companies, and other ownership interests that support affordable housing and $410.0 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods at December 31, 2025, compared to $318.5 million and $290.7 million for the same investment types, respectively, at December 31, 2024. There have been no impairments or adjustments on equity securities without readily determinable fair values, except for amortization of tax credit investments during 2025, 2024, and 2023. See Note 9 to the consolidated financial statements for detail regarding these investments.
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
In the ordinary course of business, Old National grants loans to certain executive officers and directors (collectively referred to as “related parties”). The aggregate amount of loans to related parties was not greater than 5% of the Company’s shareholders’ equity at December 31, 2025 or 2024.
Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2025, these loans totaled $3.8 billion, of which $1.9 billion had been sold to other financial institutions and $1.9 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
December 31, 2025
Commercial (1)	$14,983,861	$(220,410)	$14,763,451
Commercial real estate	22,050,007	(175,670)	21,874,337
BBCC	N/A	396,080	396,080
Residential real estate	8,467,496	—	8,467,496
Consumer	3,262,798	(3,262,798)	N/A
Indirect	N/A	1,075,235	1,075,235
Direct	N/A	649,297	649,297
Home equity	N/A	1,538,266	1,538,266
Total loans (2)	48,764,162	—	48,764,162
Allowance for credit losses on loans	(569,520)	—	(569,520)
Net loans	$48,194,642	$—	$48,194,642

December 31, 2024
Commercial (1)	$10,288,560	$(232,301)	$10,056,259
Commercial real estate	16,307,486	(174,438)	16,133,048
BBCC	N/A	406,739	406,739
Residential real estate	6,797,586	—	6,797,586
Consumer	2,892,255	(2,892,255)	N/A
Indirect	N/A	1,096,778	1,096,778
Direct	N/A	514,144	514,144
Home equity	N/A	1,281,333	1,281,333
Total loans (2)	36,285,887	—	36,285,887
Allowance for credit losses on loans	(392,522)	—	(392,522)
Net loans	$35,893,365	$—	$35,893,365
(1)    Includes direct finance leases of $75.1 million at December 31, 2025 and $120.6 million at December 31, 2024.
(2)    Includes unamortized premiums and discounts, and unamortized deferred fees and costs of $540.1 million at December 31, 2025 and $163.3 million at December 31, 2024.

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
At 255%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at December 31, 2025.
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

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision (Release) for Loan Losses	Balance at End of Period
Year Ended December 31, 2025
Commercial	$148,722	$37,158	$(63,352)	$4,547	$117,595	$244,670
Commercial real estate	200,309	66,049	(43,647)	2,717	42,904	268,332
BBCC	2,813	—	(2,150)	611	1,097	2,371
Residential real estate	22,922	148	(570)	505	11,389	34,394
Indirect	8,434	6	(7,450)	2,583	4,448	8,021
Direct	2,304	47	(7,597)	2,525	5,199	2,478
Home equity	7,018	138	(261)	1,249	1,110	9,254
Total	$392,522	$103,546	$(125,027)	$14,737	$183,742	$569,520

Year Ended December 31, 2024
Commercial	$118,333	$17,838	$(36,172)	$1,623	$47,100	$148,722
Commercial real estate	155,099	8,041	(18,565)	2,713	53,021	200,309
BBCC	2,887	—	(1,801)	325	1,402	2,813
Residential real estate	20,837	134	(14)	883	1,082	22,922
Indirect	1,236	—	(5,610)	1,274	11,534	8,434
Direct	3,169	59	(8,672)	2,152	5,596	2,304
Home equity	6,049	653	(470)	330	456	7,018
Total	$307,610	$26,725	$(71,304)	$9,300	$120,191	$392,522

Year Ended December 31, 2023
Commercial	$120,612	$—	$(41,451)	$4,172	$35,000	$118,333
Commercial real estate	138,244	—	(11,198)	2,417	25,636	155,099
BBCC	2,431	—	(1,650)	275	1,831	2,887
Residential real estate	21,916	—	(256)	1,268	(2,091)	20,837
Indirect	1,532	—	(2,948)	1,559	1,093	1,236
Direct	12,116	—	(10,517)	2,331	(761)	3,169
Home equity	6,820	—	(443)	531	(859)	6,049
Total	$303,671	$—	$(68,463)	$12,553	$59,849	$307,610

The allowance for credit losses on loans at December 31, 2025 included $103.5 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the Bremer acquisition date. In addition, the provision for credit losses on loans in the year ended December 31, 2025 included $69.1 million to establish an allowance for credit losses on non-PCD Bremer loans acquired. The allowance for credit losses on loans at December 31, 2024 included $26.7 million of allowance for credit losses on acquired PCD loans established through acquisition accounting adjustments on or after the CapStar acquisition date. In addition, the provision for credit losses on loans in the year ended December 31, 2024 included $15.3 million to establish an allowance for credit losses on non-PCD loans acquired in the CapStar transaction.
Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $228.6 million at December 31, 2025 and $171.6 million at December 31, 2024.
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

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of period	$21,654	$31,226	$32,188
Provision for credit losses on unfunded loan commitments acquired during the period	6,458	1,763	—
Provision (release) for credit losses on unfunded loan commitments	7,521	(11,335)	(962)
Balance at end of period	$35,633	$21,654	$31,226
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
The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by class of loan and origination year:

	Origination Year							Revolving to Term
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving		Total
December 31, 2025
Commercial:
Pass	$3,073,330	$1,895,772	$1,186,468	$1,064,904	$619,076	$1,567,563	$3,458,502	$774,686	$13,640,301
Special Mention	23,368	84,827	88,803	18,830	7,878	8,161	82,334	14,990	329,191
Classified:
Substandard	16,253	89,293	113,232	62,649	68,265	56,616	129,209	85,729	621,246
Nonaccrual	140	1,617	6,003	7,053	1,001	654	8,659	1,944	27,071
Doubtful	—	7,337	34,925	27,218	2,409	24,547	—	49,206	145,642
Total	$3,113,091	$2,078,846	$1,429,431	$1,180,654	$698,629	$1,657,541	$3,678,704	$926,555	$14,763,451

Commercial real estate:
Pass	$3,746,158	$2,363,809	$2,510,901	$3,325,135	$1,945,116	$5,082,931	$169,450	$886,279	$20,029,779
Special Mention	12,351	20,695	85,266	97,148	102,821	107,590	16,239	24,962	467,072
Classified:
Substandard	14,773	34,761	184,806	294,789	116,261	321,725	45,692	120,284	1,133,091
Nonaccrual	—	4,721	1,282	6,905	5,442	24,308	—	23,642	66,300
Doubtful	—	3,120	23,039	38,716	22,966	60,503	—	29,751	178,095
Total	$3,773,282	$2,427,106	$2,805,294	$3,762,693	$2,192,606	$5,597,057	$231,381	$1,084,918	$21,874,337

BBCC:
Pass	$57,344	$53,469	$50,466	$35,366	$20,106	$75,805	$65,971	$20,036	$378,563
Special Mention	—	663	834	512	535	1,490	2,281	3,323	9,638
Classified:
Substandard	86	191	474	304	26	724	203	2,877	4,885
Nonaccrual	50	—	60	98	359	345	—	1,115	2,027
Doubtful	—	—	463	205	—	31	—	268	967
Total	$57,480	$54,323	$52,297	$36,485	$21,026	$78,395	$68,455	$27,619	$396,080

	Origination Year							Revolving to Term
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving		Total
December 31, 2024
Commercial:
Pass	$1,852,046	$1,267,721	$1,145,488	$699,429	$450,332	$624,522	$2,577,941	$593,232	$9,210,711
Special Mention	46,935	102,372	32,250	40,221	21,538	20,535	80,625	28,978	373,454
Classified:
Substandard	27,139	49,340	77,835	35,036	19,307	25,503	78,210	40,217	352,587
Nonaccrual	2,221	1,072	4,199	1,530	604	1,357	719	829	12,531
Doubtful	3,419	20,145	27,016	1,774	5,451	1,494	15,405	32,272	106,976
Total	$1,931,760	$1,440,650	$1,286,788	$777,990	$497,232	$673,411	$2,752,900	$695,528	$10,056,259

Commercial real estate:
Pass	$2,196,306	$2,555,236	$3,825,305	$2,065,037	$1,362,703	$1,641,611	$122,708	$891,682	$14,660,588
Special Mention	72,020	31,203	158,254	48,524	37,693	64,357	—	111,900	523,951
Classified:
Substandard	47,079	55,923	249,269	102,913	39,466	142,110	996	76,897	714,653
Nonaccrual	3,693	411	3,579	15,922	1,930	3,231	—	118	28,884
Doubtful	7,787	9,689	16,501	37,455	22,817	59,879	—	50,844	204,972
Total	$2,326,885	$2,652,462	$4,252,908	$2,269,851	$1,464,609	$1,911,188	$123,704	$1,131,441	$16,133,048

BBCC:
Pass	$79,760	$78,420	$55,687	$33,857	$30,215	$22,797	$67,668	$16,265	$384,669
Special Mention	1,579	1,067	807	917	21	224	3,582	3,028	11,225
Classified:
Substandard	468	976	56	136	598	308	755	2,876	6,173
Nonaccrual	—	114	312	177	63	119	—	551	1,336
Doubtful	—	397	841	350	15	845	—	888	3,336
Total	$81,807	$80,974	$57,703	$35,437	$30,912	$24,293	$72,005	$23,608	$406,739

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

	Origination Year							Revolving to Term
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving		Total
December 31, 2025
Residential real estate:
Performing	$955,730	$539,011	$584,626	$1,668,796	$1,960,186	$2,684,743	$—	$598	$8,393,690
Nonperforming	1,639	5,684	10,409	17,917	5,328	32,829	—	—	73,806
Total	$957,369	$544,695	$595,035	$1,686,713	$1,965,514	$2,717,572	$—	$598	$8,467,496

Indirect:
Performing	$417,924	$296,068	$170,873	$124,182	$42,664	$17,567	$155	$—	$1,069,433
Nonperforming	574	1,299	1,747	1,332	638	212	—	—	5,802
Total	$418,498	$297,367	$172,620	$125,514	$43,302	$17,779	$155	$—	$1,075,235

Direct:
Performing	$72,393	$54,308	$49,357	$53,343	$41,664	$132,876	$236,832	$4,193	$644,966
Nonperforming	43	404	435	402	345	2,691	—	11	4,331
Total	$72,436	$54,712	$49,792	$53,745	$42,009	$135,567	$236,832	$4,204	$649,297

Home equity:
Performing	$11	$71	$395	$1,227	$651	$16,913	$1,443,256	$58,538	$1,521,062
Nonperforming	42	40	45	938	95	3,359	546	12,139	17,204
Total	$53	$111	$440	$2,165	$746	$20,272	$1,443,802	$70,677	$1,538,266

	Origination Year							Revolving to Term
	2024	2023	2022	2021	2020	Prior	Revolving		Total
December 31, 2024
Residential real estate:
Performing	$509,704	$476,698	$1,455,085	$1,662,195	$1,574,961	$1,058,175	$43	$271	$6,737,132
Nonperforming	480	5,060	11,210	6,298	5,208	32,198	—	—	60,454
Total	$510,184	$481,758	$1,466,295	$1,668,493	$1,580,169	$1,090,373	$43	$271	$6,797,586

Indirect:
Performing	$438,835	$279,910	$227,691	$92,223	$37,937	$14,810	$—	$—	$1,091,406
Nonperforming	714	1,147	1,498	1,378	373	262	—	—	5,372
Total	$439,549	$281,057	$229,189	$93,601	$38,310	$15,072	$—	$—	$1,096,778

Direct:
Performing	$83,773	$72,838	$66,563	$61,317	$34,159	$80,188	$108,572	$3,327	$510,737
Nonperforming	96	313	365	352	468	1,730	1	82	3,407
Total	$83,869	$73,151	$66,928	$61,669	$34,627	$81,918	$108,573	$3,409	$514,144

Home equity:
Performing	$—	$—	$259	$210	$1,135	$11,005	$1,216,226	$31,787	$1,260,622
Nonperforming	—	—	1,278	91	209	4,920	2,594	11,619	20,711
Total	$—	$—	$1,537	$301	$1,344	$15,925	$1,218,820	$43,406	$1,281,333

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Year Ended December 31, 2025
Commercial	$820	$14,445	$9,200	$24,252	$2,873	$11,762	$—	$63,352
Commercial real estate	—	—	3,787	3,347	18,799	17,714	—	43,647
BBCC	—	146	1,036	194	23	751	—	2,150
Residential real estate	—	—	—	268	—	302	—	570
Indirect	609	2,456	2,265	1,277	597	246	—	7,450
Direct	276	578	748	1,378	1,242	2,660	715	7,597
Home equity	—	—	—	101	—	160	—	261
Total gross charge-offs	$1,705	$17,625	$17,036	$30,817	$23,534	$33,595	$715	$125,027

	Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Year Ended December 31, 2024
Commercial	$2,892	$13,447	$11,797	$2,074	$4,061	$923	$978	$36,172
Commercial real estate	70	204	84	6,570	2	11,635	—	18,565
BBCC	—	1,184	410	56	112	39	—	1,801
Residential real estate	—	—	—	—	—	14	—	14
Indirect	426	2,426	1,660	687	127	284	—	5,610
Direct	279	610	1,906	1,763	750	1,074	2,290	8,672
Home equity	—	—	—	34	—	436	—	470
Total gross charge-offs	$3,667	$17,871	$15,857	$11,184	$5,052	$14,405	$3,268	$71,304

	Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Year Ended December 31, 2023
Commercial	$—	$6,475	$24,022	$120	$7,245	$2,880	$709	$41,451
Commercial real estate	—	54	2,808	2,144	—	6,192	—	11,198
BBCC	670	548	362	70	—	—	—	1,650
Residential real estate	—	—	—	—	—	256	—	256
Indirect	271	1,447	787	159	152	132	—	2,948
Direct	173	1,899	2,367	746	1,207	543	3,582	10,517
Home equity	—	—	—	35	—	408	—	443
Total gross charge-offs	$1,114	$10,423	$30,346	$3,274	$8,604	$10,411	$4,291	$68,463
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

The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2025
Commercial	$23,702	$7,200	$68,776	$99,678	$14,663,773	$14,763,451
Commercial real estate	20,870	8,151	122,781	151,802	21,722,535	21,874,337
BBCC	1,297	1,359	463	3,119	392,961	396,080
Residential	45,817	13,650	40,512	99,979	8,367,517	8,467,496
Indirect	8,844	2,263	1,877	12,984	1,062,251	1,075,235
Direct	3,644	1,605	1,762	7,011	642,286	649,297
Home equity	7,186	2,956	8,307	18,449	1,519,817	1,538,266
Total	$111,360	$37,184	$244,478	$393,022	$48,371,140	$48,764,162

December 31, 2024
Commercial	$5,970	$12,021	$47,257	$65,248	$9,991,011	$10,056,259
Commercial real estate	19,240	12,728	60,145	92,113	16,040,935	16,133,048
BBCC	1,227	861	1,430	3,518	403,221	406,739
Residential	49,331	12,085	26,698	88,114	6,709,472	6,797,586
Indirect	9,700	2,675	1,463	13,838	1,082,940	1,096,778
Direct	2,004	970	1,470	4,444	509,700	514,144
Home equity	4,765	3,399	7,567	15,731	1,265,602	1,281,333
Total	$92,237	$44,739	$146,030	$283,006	$36,002,881	$36,285,887
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$172,713	$9,665	$1,310	$119,507	$30,551	$861
Commercial real estate	244,395	57,647	—	233,856	64,453	3,126
BBCC	2,994	—	177	4,672	—	—
Residential	73,806	—	599	60,454	—	—
Indirect	5,802	—	203	5,372	—	—
Direct	4,331	—	74	3,407	—	—
Home equity	17,204	—	328	20,711	—	73
Total	$521,245	$67,312	$2,691	$447,979	$95,004	$4,060
Interest income recognized on nonaccrual loans was insignificant during the years ended December 31, 2025 and 2024.

When management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty, and the loan is expected to be repaid substantially through the operation or sale of the collateral. The class of loan represents the primary collateral type associated with the loan. Significant period-over-period changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value. The following table presents the amortized cost basis of collateral dependent loans by class of loan:

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
December 31, 2025
Commercial	$17,098	$131,107	$6,851	$5,411	$1,942
Commercial real estate	237,984	3,381	1,238	—	116
BBCC	1,364	832	269	260	—
Residential	73,806	—	—	—	—
Indirect	—	—	—	5,802	—
Direct	3,676	15	—	324	16
Home equity	17,204	—	—	—	—
Total	$351,132	$135,335	$8,358	$11,797	$2,074

December 31, 2024
Commercial	$17,520	$68,985	$6,980	$6,544	$5,215
Commercial real estate	228,952	542	1,046	—	—
BBCC	3,201	1,137	86	248	—
Residential	60,454	—	—	—	—
Indirect	—	—	—	5,372	—
Direct	2,623	16	23	396	34
Home equity	20,711	—	—	—	—
Total	$333,461	$70,680	$8,135	$12,560	$5,249
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
The following table presents the amortized cost basis of financial difficulty modifications that were modified by class of loans and type of modification:

(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total Class of Loans
Year Ended December 31, 2025
Commercial	$39,735	$—	$8,376	0.3%
Commercial real estate	107,807	—	—	0.5%
Total	$147,542	$—	$8,376	0.3%

Year Ended December 31, 2024
Commercial	$43,330	$4,637	$—	0.4%
Commercial real estate	151,983	2,666	—	0.9%
Total	$195,313	$7,303	$—	0.5%

Year Ended December 31, 2023
Commercial	$21,631	$—	$—	0.2%
Commercial real estate	121,529	—	—	0.9%
Total	$143,160	$—	$—	0.4%

Old National monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of financial difficulty modifications in the twelve months following modification:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
December 31, 2025
Commercial	$8,203	$—	$3,934	$12,137	$35,974	$48,111
Commercial real estate	—	—	2,517	2,517	105,290	107,807
Total	$8,203	$—	$6,451	$14,654	$141,264	$155,918

December 31, 2024
Commercial	$—	$1,352	$3,900	$5,252	$42,715	$47,967
Commercial real estate	3,804	1,741	4,920	10,465	144,184	154,649
Total	$3,804	$3,093	$8,820	$15,717	$186,899	$202,616
The following table summarizes the nature of the financial difficulty modifications by class of loans:

	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Weighted- Average Interest Rate Reduction
Year Ended December 31, 2025
Commercial	5.5	—	1.50%
Commercial real estate	7.9	—	—%
Total	7.3	—	1.50%

Year Ended December 31, 2024
Commercial	7.2	6.0	—%
Commercial real estate	7.2	7.0	—%
Total	7.2	6.4	—%

Year Ended December 31, 2023
Commercial	6.1	—	—%
Commercial real estate	8.6	—	—%
Total	8.2	—	—%
There were payment defaults on $6.5 million of loans during the year ended December 31, 2025 to borrowers whose loans were modified due to financial difficulties within the previous twelve months. There were payment defaults on $8.8 million of loans during the year ended December 31, 2024 to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans.
Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties at December 31, 2025 or December 31, 2024.

Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(dollars in thousands)	Bremer (1)	CapStar (2)
Purchase price of loans at acquisition	$1,876,226	$610,691
Allowance for credit losses at acquisition	103,546	26,725
Non-credit discount at acquisition	75,826	41,886
Par value of acquired loans at acquisition	$2,055,598	$679,302
(1)Old National acquired Bremer effective May 1, 2025.
(2)Old National acquired CapStar effective April 1, 2024.
NOTE 5 – PREMISES AND EQUIPMENT
The composition of premises and equipment was as follows:

	December 31,
(dollars in thousands)	2025	2024
Land	$124,938	$96,798
Buildings	543,931	491,553
Furniture, fixtures, and equipment	202,630	158,529
Leasehold improvements	121,893	97,260
Total	993,392	844,140
Accumulated depreciation	(302,568)	(255,170)
Premises and equipment, net	$690,824	$588,970
During 2025, Old National recorded $100.0 million of premises and equipment associated with the acquisition of Bremer. See Note 2 to the consolidated financial statements for additional detail regarding this transaction.
Depreciation expense was $44.9 million in 2025, $38.1 million in 2024, and $38.2 million in 2023.
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
Old National has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated. Variable lease one-time costs that are not dependent upon an index or a rate are included in noninterest expense. For certain equipment leases, Old National accounts for the lease and non-lease components as a single lease component using the practical expedient available for that class of assets. Old National does not have any material sub-lease agreements.
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Years Ended December 31,
(dollars in thousands)		2025	2024	2023
Operating lease cost	Occupancy/Equipment expense	$36,100	$32,603	$31,175
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	9,235	6,688	2,921
Interest on lease liabilities	Interest expense	901	1,039	722
Sub-lease income	Occupancy expense	(355)	(446)	(387)
Total		$45,881	$39,884	$34,431
Supplemental balance sheet information related to leases was as follows:

	December 31,
(dollars in thousands)	2025	2024
Operating Leases
Operating lease right-of-use assets	$209,327	$181,920
Operating lease liabilities	226,624	200,068

Finance Leases
Premises and equipment, net	23,950	23,205
Other borrowings	25,798	24,822

Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.7	7.8
Finance leases	7.0	7.8

Weighted-Average Discount Rate
Operating leases	3.72%	3.14%
Finance leases	4.04%	3.96%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,777	$33,281	$31,720
Operating cash flows from finance leases	901	1,039	722
Financing cash flows from finance leases	9,003	6,206	2,533

The following table presents a maturity analysis of the Company’s lease liability by lease classification at December 31, 2025:

(dollars in thousands)	Operating Leases	Finance Leases
2026	$39,743	$9,757
2027	38,359	3,750
2028	34,428	2,886
2029	31,705	1,498
2030	27,363	1,533
Thereafter	96,184	10,446
Total undiscounted lease payments	267,782	29,870
Amounts representing interest	(41,158)	(4,072)
Lease liability	$226,624	$25,798
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of period	$2,175,251	$1,998,716	$1,998,716
Acquisitions and adjustments	250,449	176,535	—
Balance at end of period	$2,425,700	$2,175,251	$1,998,716
During 2025, Old National recorded $250.4 million of goodwill associated with the acquisition of Bremer. During 2024, Old National recorded $176.5 million of goodwill associated with the acquisition of CapStar. See Note 2 to the consolidated financial statements for additional detail regarding these transactions.
Old National performed the required annual goodwill impairment test as of August 31, 2025 and there was no impairment. No events or circumstances since the August 31, 2025 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
December 31, 2025
Core deposit	$586,735	$(166,160)	$420,575
Customer trust relationships	93,892	(32,181)	61,711
Total intangible assets	$680,627	$(198,341)	$482,286

December 31, 2024
Core deposit	$189,636	$(95,950)	$93,686
Customer trust relationships	50,892	(23,731)	27,161
Total intangible assets	$240,528	$(119,681)	$120,847
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During 2025, Old National recorded $397.1 million of core deposit intangibles and $43.0 million of customer relationship intangibles associated with the acquisition of Bremer. During 2024, Old National recorded $46.1 million of core deposit intangibles associated with the acquisition of CapStar.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2025, 2024, or 2023. Total amortization expense associated with intangible assets was $78.7 million in 2025, $27.5 million in 2024, and $24.2 million in 2023.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2026	$96,109
2027	84,810
2028	73,689
2029	62,983
2030	52,287
Thereafter	112,408
Total	$482,286

NOTE 8 – LOAN SERVICING RIGHTS
Loan servicing rights are included in other assets on the balance sheet. Loans serviced for others are not reported as assets. The principal balance of mortgage loans serviced for others totaled $6.9 billion at December 31, 2025 and $4.6 billion at December 31, 2024. Custodial escrow balances maintained in connection with serviced loans totaled $50.9 million at December 31, 2025 and $29.8 million at December 31, 2024.
The following table summarizes the carrying values and activity related to loan servicing rights and the related valuation allowance:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of period	$40,972	$35,789	$37,267
Additions (1)	35,494	10,829	3,657
Amortization	(7,908)	(5,646)	(5,135)
Balance before valuation allowance at end of period	68,558	40,972	35,789
Valuation allowance:
Balance at beginning of period	(36)	—	—
(Additions)/recoveries	(108)	(36)	—
Balance at end of period	(144)	(36)	—
Loan servicing rights, net	$68,414	$40,936	$35,789
(1)Additions in 2025 included loan servicing rights of $22.7 million acquired in the Bremer transaction on May 1, 2025. Additions in 2024 included loan servicing rights of $2.7 million acquired in the CapStar transaction on April 1, 2024.
At December 31, 2025, the fair value of servicing rights was $82.6 million, which was determined using a discount rate of 9% and a conditional prepayment rate of 9%. At December 31, 2024, the fair value of servicing rights was $55.7 million, which was determined using a discount rate of 10% and a conditional prepayment rate of 8%.
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of December 31, 2025, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		December 31, 2025		December 31, 2024
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (“LIHTC”)	Proportional amortization	$257,752	$135,776	$199,350	$115,345
Federal Historic Tax Credit (“FHTC”)	Proportional amortization	23,964	16,505	30,835	24,869
New Markets Tax Credit (“NMTC”)	Consolidation	128,325	—	60,462	—
Renewable Energy	Equity	4	—	4	—
Total		$410,045	$152,281	$290,651	$140,214
(1)All commitments will be paid by Old National by December 31, 2040.
The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Year Ended December 31, 2025
LIHTC	$15,188	$(20,274)
FHTC	4,879	(5,662)
NMTC	26,066	(31,565)
Total	$46,133	$(57,501)

Year Ended December 31, 2024
LIHTC	$10,819	$(14,551)
FHTC	2,624	(2,733)
NMTC	12,636	(15,720)
Renewable Energy	197	—
Total	$26,276	$(33,004)

Year Ended December 31, 2023
LIHTC	$9,343	$(10,980)
FHTC	5,487	(6,186)
NMTC	8,982	(11,195)
Renewable Energy	898	—
Total	$24,710	$(28,361)
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

NOTE 10 – DEPOSITS
At December 31, 2025, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2026	$9,271,979
Due in 2027	275,838
Due in 2028	53,190
Due in 2029	28,147
Due in 2030	22,270
Thereafter	9,600
Total	$9,661,024
The aggregate amount of time deposits in denominations that met or exceeded the FDIC insurance limit of $250,000 totaled $2.9 billion at December 31, 2025 and $2.0 billion at December 31, 2024.
NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	2025	2024
Outstanding at year-end	$261,366	$268,975
Average amount outstanding	275,701	258,630
Maximum amount outstanding at any month-end	311,335	319,423
Weighted-average interest rate:
During year	0.93%	1.06%
End of year	0.95	0.86
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At December 31, 2025
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$261,366	$—	$—	$—	$261,366
Total	$261,366	$—	$—	$—	$261,366
NOTE 12 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

	December 31,
(dollars in thousands)	2025	2024
FHLB advances (fixed rates 2.25% to 5.03% and variable rates 3.65% to 3.79%) maturing February 2026 to January 2045	$6,230,200	$4,475,285
Fair value hedge basis adjustments and unamortized prepayment fees	7,175	(22,726)
Total other borrowings	$6,237,375	$4,452,559
FHLB advances had weighted-average rates of 3.71% at December 31, 2025 and 3.54% at December 31, 2024. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.

At December 31, 2025, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $3.3 million, compared to $8.2 million at December 31, 2024.
Contractual maturities of FHLB advances at December 31, 2025 were as follows:

(dollars in thousands)
Due in 2026	$2,405,000
Due in 2027	141,000
Due in 2028	748,000
Due in 2029	706,000
Due in 2030	979,000
Thereafter	1,251,200
Fair value hedge basis adjustments and unamortized prepayment fees	7,175
Total	$6,237,375

NOTE 13 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

	December 31,
(dollars in thousands)	2025	2024
Old National Bancorp:
Subordinated debentures (fixed rate 5.88%) maturing September 2026	$150,000	$150,000
Subordinated debentures redeemed in September 2025	—	30,000
Junior subordinated debentures (rates of 5.38% to 7.68%) maturing July 2031 to September 2037	198,499	136,643
Other basis adjustments	7,891	13,049
Old National Bank:
Finance lease liabilities	25,798	24,822
Subordinated debentures matured in October 2025	—	12,000
Leveraged loans for NMTC (fixed rates of 1.00% to 7.25%) maturing December 2027 to December 2060	459,452	210,251
Other (1)	10,789	112,853
Total other borrowings	$852,429	$689,618
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $10.8 million at December 31, 2025 and $112.8 million at December 31, 2024.
Contractual maturities of other borrowings at December 31, 2025 were as follows:

(dollars in thousands)
Due in 2026	$169,740
Due in 2027	19,839
Due in 2028	2,389
Due in 2029	1,059
Due in 2030	1,140
Thereafter	650,371
Unamortized debt issuance costs and other basis adjustments	7,891
Total	$852,429
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
The following table summarizes the terms of our outstanding junior subordinated debentures as of December 31, 2025:

(dollars in thousands) Name of Trust	Issuance Date	Issuance Amount	Rate	Rate at December 31, 2025	Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	7.68%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	7.52%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	5.72%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	5.78%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	5.48%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	5.38%	December 15, 2035
Bremer Statutory Trust II	June 2006	61,856	3-month SOFR plus 1.60%	5.65%	June 1, 2036
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	5.63%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	5.77%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	5.74%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	5.58%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	5.68%	September 15, 2037
Total		$198,499

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $25.8 million at December 31, 2025. See Note 6 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.
Subsequent Event – Subordinated Notes Issued
On January 29, 2026, Old National completed the issuance and sale of $450.0 million aggregate principal amount of its 5.768% fixed-to-floating rate subordinated notes due 2036 (the “Notes”). From the date of issuance to February 15, 2031, or earlier redemption date, the Notes will bear interest at an initial fixed rate of 5.768% per year, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2026. From February 15, 2031 to the maturity date of February 15, 2036, or earlier redemption date, the Notes will bear interest at a floating rate per year equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 220 basis points, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing on May 15, 2031. The Company intends to use the net proceeds from this offering for general corporate purposes.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrecognized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Hedges	Defined Benefit Pension Plans	Total
Year Ended December 31, 2025
Balance at beginning of period	$(668,063)	$(82,294)	$4,314	$—	$(746,043)
Other comprehensive income (loss) before reclassifications	239,600	—	8,126	—	247,726
Amounts reclassified from AOCI to income (1)	27	11,830	7,789		19,646
Balance at end of period	$(428,436)	$(70,464)	$20,229	$—	$(478,671)

Year Ended December 31, 2024
Balance at beginning of period	$(652,518)	$(95,472)	$9,181	$—	$(738,809)
Other comprehensive income (loss) before reclassifications	(15,702)	—	(17,936)	—	(33,638)
Amounts reclassified from AOCI to income (1)	157	13,178	13,069		26,404
Balance at end of period	$(668,063)	$(82,294)	$4,314	$—	$(746,043)

Year Ended December 31, 2023
Balance at beginning of period	$(642,346)	$(112,664)	$(31,549)	$137	$(786,422)
Other comprehensive income (loss) before reclassifications	(14,817)	1,325	51,871	—	38,379
Amounts reclassified from AOCI to income (1)	4,645	15,867	(11,141)	(137)	9,234
Balance at end of period	$(652,518)	$(95,472)	$9,181	$—	$(738,809)
(1)See table below for details about reclassifications to income.
The following table summarizes the significant amounts reclassified out of each component of AOCI:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale debt securities	$(37)	$(212)	$(6,265)	Debt securities gains (losses), net
	10	55	1,620	Income tax (expense) benefit
	$(27)	$(157)	$(4,645)	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(15,855)	$(17,664)	$(21,239)	Interest income (expense)
	4,025	4,486	5,372	Income tax (expense) benefit
	$(11,830)	$(13,178)	$(15,867)	Net income
Gains and losses on hedges Interest rate contracts	$(10,505)	$(17,628)	$15,067	Interest income (expense)
	2,716	4,559	(3,926)	Income tax (expense) benefit
	$(7,789)	$(13,069)	$11,141	Net income
Amortization of defined benefit pension items
Actuarial gains (losses)	$—	$—	$182	Salaries and employee benefits
	—	—	(45)	Income tax (expense) benefit
	$—	$—	$137	Net income

Total reclassifications for the period	$(19,646)	$(26,404)	$(9,234)	Net income

NOTE 15 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income:

	Years Ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Provision at statutory rate	$176,693	21.0%	$142,892	21.0%	$157,774	21.0%
State income taxes	32,948	3.9	19,619	2.9	31,164	4.1
Tax credit investments - federal:
New market tax credits	(24,881)	(3.0)	(12,476)	(1.8)	(7,545)	(1.0)
Other tax credit investments	(3,439)	(0.4)	(2,353)	(0.3)	(4,645)	(0.6)
Nontaxable or nondeductible items:
Tax-exempt interest	(22,518)	(2.7)	(19,439)	(2.9)	(18,582)	(2.5)
FDIC premiums	10,792	1.3	8,754	1.3	7,912	1.1
Other nontaxable or nondeductible items	1,762	0.2	2,772	0.4	2,816	0.4
Change in uncertain tax positions	374	—	(2,811)	(0.4)	(832)	(0.1)
Other, net	405	—	4,292	0.6	1,248	0.2
Income tax expense	$172,136	20.5%	$141,250	20.8%	$169,310	22.5%
The provision for income taxes consisted of the following components:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Income taxes currently payable:
Federal	$62,964	$99,532	$121,428
State	27,146	21,317	37,331
Deferred income taxes related to:
Federal	66,601	14,956	7,941
State	15,425	5,445	2,610
Deferred income tax expense	82,026	20,401	10,551
Income tax expense	$172,136	$141,250	$169,310
Illinois and Minnesota collectively represented more than 50% of the Company’s state income tax expense for the year ended December 31, 2025 presented in the table above, which reflects the Company’s operations and taxable income generated within these jurisdictions.

Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. Significant components of net deferred tax assets (liabilities) were as follows:

	December 31,
(dollars in thousands)	2025	2024
Deferred Tax Assets
Allowance for credit losses on loans, net of recapture	$157,121	$105,475
Acquired loans	152,407	49,093
Unrealized losses on available-for-sale investment securities	141,993	222,467
Operating lease liabilities	65,656	57,495
Benefit plan accruals	43,871	40,089
Net operating loss carryforwards	28,327	19,601
Unrealized losses on held-to-maturity investment securities	23,640	27,664
FDIC deductible premiums	790	3,766
Purchase accounting assets	—	10,062
Other, net	4,550	6,658
Total deferred tax assets	618,355	542,370
Deferred Tax Liabilities
Operating lease right-of-use assets	(60,676)	(52,441)
Purchase accounting liabilities	(31,694)	—
Loan servicing rights	(17,453)	(10,012)
Premises and equipment	(16,388)	(13,358)
Unrealized gains on hedges	(7,343)	(1,505)
Prepaid expenses	(5,685)	(3,982)
Tax credit investments and other partnerships	(1,809)	(2,310)
Other, net	(4,138)	(2,315)
Total deferred tax liabilities	(145,186)	(85,923)
Net deferred tax assets	$473,169	$456,447
The Company’s retained earnings at December 31, 2025 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made. If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.
No valuation allowance was required on the Company’s deferred tax assets at December 31, 2025 or 2024. Old National has federal net operating loss carryforwards totaling $87.8 million at December 31, 2025 and $60.2 million at December 31, 2024. This federal net operating loss was acquired from the acquisition of Anchor BanCorp Wisconsin Inc. in 2016, First Midwest in 2022, and CapStar in 2024. If not used, the federal net operating loss carryforwards will begin expiring in 2032 and later. Old National has recorded state net operating loss carryforwards totaling $140.3 million at December 31, 2025 and $106.0 million at December 31, 2024. If not used, the state net operating loss carryforwards will expire from 2028 to 2039.
The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the federal and recorded state net operating loss carryforwards will be used prior to expiration.

Unrecognized Tax Benefits
The following table presents the changes in the carrying amount of unrecognized tax benefits:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of period	$6,994	$9,955	$11,007
Additions for acquired uncertain tax positions	8,178	—	—
Additions based on tax positions related to prior years	2,152	—	60
Reductions due to statute of limitations expiring	(1,579)	(2,961)	(1,112)
Balance at end of period	$15,745	$6,994	$9,955
If recognized, approximately $13.4 million of unrecognized tax benefits, net of interest, would favorably affect the effective income tax rate in future periods.
It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. Interest and penalties recorded and accrued totaled $1.2 million at December 31, 2025.
Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2021 through 2024 tax years are open and subject to examination.
Income Taxes Paid
The following table presents the amount of income taxes paid (net of refunds received) disaggregated by federal and state taxes:

		Years Ended December 31,
(dollars in thousands)		2025	2024	2023
Jurisdiction Type	Jurisdiction	Income Taxes Paid (Net of Refunds)
Federal	Federal	$116,600	$78,639	$137,386
State	Minnesota	15,090	5,225	8,600
State	Illinois	13,500	2,500	28,200
State	All others	9,103	14,212	16,117
Total		$154,293	$100,576	$190,303
NOTE 16 – SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS
Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was approved by shareholders, permits the grant of share-based awards to our employees. At December 31, 2025, 3.1 million shares were available for issuance. The granting of awards to key employees is typically in the form of restricted stock or performance share awards or units. We believe that such awards better align the interests of our employees with those of our shareholders. Total compensation cost included in salaries and employee benefits for the ICP was $38.2 million in 2025, $32.3 million in 2024, and $27.9 million in 2023. The total income tax benefit was $9.4 million in 2025, $7.9 million in 2024, and $6.9 million in 2023.
Restricted Stock Awards
Restricted stock awards require certain continued service requirements to be met and shares generally vest, depending on the award terms, annually over a three-year period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

A summary of changes in our unvested shares follows:

	Years Ended December 31,
	2025		2024
(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of period	3,289	$16.47	1,932	$16.51
Granted during the year	1,221	21.55	2,392	16.64
Vested during the year	(1,810)	16.54	(955)	17.36
Forfeited during the year	(114)	18.22	(80)	16.38
Unvested balance at end of period	2,586	$18.75	3,289	$16.47
As of December 31, 2025, there was $29.7 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of the shares vested was $29.9 million in 2025, $16.6 million in 2024, and $15.1 million in 2023.
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
A summary of changes in our unvested shares follows:

	Years Ended December 31,
	2025		2024
(shares in thousands)	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of period	1,121	$18.21	1,177	$17.50
Granted during the year	490	22.65	415	18.88
Vested during the year	(647)	15.90	(472)	17.01
Forfeited during the year	—	—	(32)	18.50
Dividend equivalents adjustment	74	18.37	33	18.22
Unvested balance at end of period	1,038	$20.65	1,121	$18.21
As of December 31, 2025, there was $5.4 million of total unrecognized compensation cost related to unvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.2 years.
Stock Options and Appreciation Rights
Old National has not granted stock options since 2009. However, Old National did acquire stock options and stock appreciation rights through its prior acquisitions. Old National recorded no incremental expense associated with the conversion of these options and stock appreciation rights.
As of December 31, 2025, all options were fully vested, and all compensation costs had been expensed. At December 31, 2025, no stock appreciation rights were outstanding as the remaining awards were exercised during 2023.

Information related to stock option and appreciation rights follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Intrinsic value of options/appreciation rights exercised	$—	$—	$70
Tax benefit realized from options/appreciation rights exercises	—	—	28
Non-employee Director Stock Compensation
Compensation paid to Old National’s non-employee directors includes a stock component. Shares issued as part of director compensation are granted annually. Any shares awarded to directors are anticipated to be issued from the ICP. In 2025, 27,000 shares were issued to directors, compared to 26,000 shares in 2024, and 41,000 shares in 2023.
Employee Stock Ownership Plan
The Employee Stock Ownership and Savings Plan (the “401(k) Plan”) allows employees to make pre-tax and Roth 401(k) contributions. Subject to the conditions and limitations of the 401(k) Plan, new employees are automatically enrolled in the 401(k) Plan with an automatic deferral of 5% of eligible compensation, unless participation is changed or declined. All active participants receive a Company match of 100% of the first 5% contributed into the 401(k) Plan. In addition to matching contributions, Old National may make discretionary contributions to the 401(k) Plan in the form of Old National stock or cash. In 2024, Old National made a discretionary employer cash contribution of 4% of participants’ eligible 2023 compensation. There were no designated discretionary contributions in 2025 or 2023. All contributions vest immediately, and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) Plan. The number of Old National shares in the 401(k) Plan were 0.8 million at December 31, 2025 and 0.9 million at December 31, 2024. All shares owned through the 401(k) Plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the 401(k) Plan was $25.0 million in 2025, $34.8 million in 2024, and $20.3 million in 2023.
NOTE 17 – SHAREHOLDERS’ EQUITY
Stock Purchase and Dividend Reinvestment Plan
Old National has a stock purchase and dividend reinvestment plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 13, 2024, with total authorized and unissued shares of common stock reserved for issuance of 3.0 million. At December 31, 2025, 3.0 million authorized and unissued shares of common stock were available for issuance under the plan.
Employee Stock Purchase Plan
Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a discount to the market price. Currently, the discount under the plan is set at 5% of the fair value of the common shares on the purchase date (i.e., at a purchase price of 95%). No participant may purchase common shares with a fair value in excess of $25,000 in any calendar year. In 2025, 53,000 shares were issued related to this plan with proceeds of approximately $1.1 million. In 2024, 62,000 shares were issued related to this plan with proceeds of approximately $1.0 million.
Share Repurchase Program
In the first quarter of 2025, the Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $200 million of the Company’s outstanding shares of Common Stock, as conditions warrant, through February 28, 2026. During 2025, 2.2 million common shares were repurchased under the plan. In the first quarter of 2026, the Board of Directors approved a new share repurchase program, under which the Company is authorized to repurchase up to $400 million of its outstanding shares of common stock through February 28, 2027. This new share repurchase program replaces the prior $200 million program, which was scheduled to expire February 28, 2026.

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
The following table presents the calculation of basic and diluted net income per common share:

(dollars and shares in thousands, except per share data)	Years Ended December 31,
	2025	2024	2023
Net income	$669,257	$539,188	$581,992
Preferred dividends	(16,135)	(16,135)	(16,135)
Net income applicable to common shares	$653,122	$523,053	$565,857

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	363,513	309,499	290,748
Effect of dilutive securities (1):
Restricted stock	1,951	1,502	1,107
Weighted average diluted shares outstanding	365,464	311,001	291,855
Basic Net Income Per Common Share	$1.80	$1.69	$1.95
Diluted Net Income Per Common Share	$1.79	$1.68	$1.94
(1)Old National had potentially dilutive shares from forward sale contracts for the year ended December 31, 2024 that were determined to be antidilutive and were excluded from the calculation of diluted net income per share. Old National received net proceeds from the sale of shares of Old National common stock and full physical settlement of the forward sale agreements in 2025.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$128,857	$128,857	$—	$—
Investment securities available-for-sale:
U.S. Treasury	214,544	214,544	—	—
U.S. government-sponsored entities and agencies	1,372,392	—	1,372,392	—
Mortgage-backed securities - Agency	9,168,035	—	9,168,035	—
States and political subdivisions	426,008	—	426,008	—
Pooled trust preferred securities	11,734	—	11,734	—
Other securities	191,737	—	191,737	—
Loans held-for-sale	52,911	—	52,911	—
Derivative assets	170,828	—	170,828	—
Financial Liabilities
Derivative liabilities	258,968	—	258,968	—

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$91,996	$91,996	$—	$—
Investment securities available-for-sale:
U.S. Treasury	199,013	199,013	—	—
U.S. government-sponsored entities and agencies	1,257,906	—	1,257,906	—
Mortgage-backed securities - Agency	5,204,891	—	5,204,891	—
States and political subdivisions	485,544	—	485,544	—
Pooled trust preferred securities	11,322	—	11,322	—
Other securities	299,783	—	299,783	—
Loans held-for-sale	34,483	—	34,483	—
Derivative assets	146,478	—	146,478	—
Financial Liabilities
Derivative liabilities	244,313	—	244,313	—
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis at December 31, 2025 are summarized below:

		Fair Value Measurements at December 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$55,471	$—	$—	$55,471
Commercial real estate loans	109,852	—	—	109,852
Foreclosed Assets:
Commercial real estate	975	—	—	975
Residential	98	—	—	98

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $256.3 million, with a valuation allowance of $90.9 million at December 31, 2025. Old National recorded provision expense associated with commercial and commercial real estate loans that were deemed collateral dependent totaling $22.2 million in 2025.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $1.1 million at December 31, 2025. There were write-downs of other real estate owned of $0.6 million in 2025.
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
At December 31, 2024, commercial and commercial real estate loans that were deemed collateral dependent had a principal amount of $213.8 million, with a valuation allowance of $58.7 million. Old National recorded provision expense associated with these loans totaling $49.0 million in 2024.
The net carrying amount of other real estate owned and other repossessed property totaled $1.2 million at December 31, 2024. There were write-downs of other real estate owned of $0.5 million in 2024.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
December 31, 2025
Collateral Dependent Loans
Commercial loans	$55,471	Discounted cash flow	Discount for type of property, age of appraisal, and current status	8% - 50% (35%)
Commercial real estate loans	109,852	Discounted cash flow	Discount for type of property, age of appraisal, and current status	2% - 61% (17%)
Foreclosed Assets
Commercial real estate (2)	975	Fair value of collateral	Discount for type of property, age of appraisal, and current status	30%
Residential (2)	98	Fair value of collateral	Discount for type of property, age of appraisal, and current status	44%
December 31, 2024
Collateral Dependent Loans
Commercial loans	$33,658	Discounted cash flow	Discount for type of property, age of appraisal, and current status	9% - 49% (31%)
Commercial real estate loans	121,393	Discounted cash flow	Discount for type of property, age of appraisal, and current status	3% - 46% (18%)
Foreclosed Assets
Commercial real estate (2)	975	Fair value of collateral	Discount for type of property, age of appraisal, and current status	28%
Residential (2)	244	Fair value of collateral	Discount for type of property, age of appraisal, and current status	24%
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There was only one foreclosed commercial real estate property and one foreclosed residential real estate property at December 31, 2025 and December 31, 2024 with write-downs during 2025 and 2024, so no range or weighted average is reported.
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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Interest income for loans held-for-sale is included in the income statement totaling $3.6 million in 2025, $2.3 million in 2024, and $1.2 million in 2023.
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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
December 31, 2025
Loans held-for-sale	$52,911	$1,148	$51,763

December 31, 2024
Loans held-for-sale	$34,483	$271	$34,212
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Year Ended December 31, 2025
Loans held-for-sale	$874	$101	$(98)	$877

Year Ended December 31, 2024
Loans held-for-sale	$(377)	$32	$(5)	$(350)

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at December 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,826,177	$1,826,177	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	840,435	—	710,909	—
Mortgage-backed securities - Agency	910,323	—	782,818	—
State and political subdivisions	1,144,730	—	1,046,511	—
Loans, net:
Commercial	14,737,809	—	—	14,831,563
Commercial real estate	21,780,686	—	—	21,806,075
Residential real estate	8,433,102	—	—	7,526,511
Consumer	3,243,045	—	—	3,027,561
Accrued interest receivable	306,812	894	77,288	228,630

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$13,247,483	$13,247,483	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	32,179,688	32,179,688	—	—
Time deposits	9,661,024	—	9,540,748	—
Federal funds purchased and interbank borrowings	100,197	100,197	—	—
Securities sold under agreements to repurchase	261,366	261,366	—	—
FHLB advances	6,237,375	—	6,229,752	—
Other borrowings	852,429	—	853,938	—
Accrued interest payable	65,291	—	65,291	—
Standby letters of credit	1,672	—	—	1,672

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$5,687

		Fair Value Measurements at December 31, 2024 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,227,968	$1,227,968	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	832,984	—	664,331	—
Mortgage-backed securities - Agency	970,212	—	800,666	—
State and political subdivisions	1,151,685	—	1,006,141	—
Loans, net:
Commercial	10,138,241	—	—	10,158,299
Commercial real estate	16,105,961	—	—	15,961,968
Residential real estate	6,774,664	—	—	6,080,709
Consumer	2,874,499	—	—	2,800,060
Accrued interest receivable	233,010	912	60,459	171,639

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$9,399,019	$9,399,019	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	24,668,802	24,668,802	—	—
Time deposits	6,755,739	—	6,727,453	—
Federal funds purchased and interbank borrowings	385	385	—	—
Securities sold under agreements to repurchase	268,975	268,975	—	—
FHLB advances	4,452,559	—	4,340,188	—
Other borrowings	689,618	—	689,246	—
Accrued interest payable	65,057	—	65,057	—
Standby letters of credit	1,742	—	—	1,742
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$3,403
The methods utilized to measure the fair value of financial instruments at December 31, 2025 and 2024 represent an approximation of exit price, however, an actual exit price may differ.
NOTE 19 – DERIVATIVE FINANCIAL INSTRUMENTS
As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate contracts such as swaps, collars, and floors. The notional amount does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $50.0 million notional amount at December 31, 2025 and $150.0 million notional amount at December 31, 2024. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $2.3 billion notional amount at December 31, 2025 and $1.9 billion notional amount at December 31, 2024. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $1.1 billion notional amount at both December 31, 2025 and December 31, 2024. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $927.4 million notional amount at both December 31, 2025 and December 31, 2024. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	December 31, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges:
Interest rate collars and floors on loan pools	$2,300,000	$11,627	$1,667	$1,900,000	$3,490	$11,196
Interest rate swaps on borrowings (3)	50,000	—	—	150,000	—	—
Fair value hedges:
Interest rate swaps on investment securities (3)	927,407	—	—	927,407	—	—
Interest rate swaps on borrowings (3)	1,100,000	4,836	—	1,100,000	665	—
Total		$16,463	$1,667		$4,155	$11,196

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Year Ended December 31, 2025
Interest rate contracts	Interest income/(expense)	$15,810	Fixed-rate debt	Interest income/(expense)	$(15,811)
Interest rate contracts	Interest income/(expense)	(26,403)	Fixed-rate investment securities	Interest income/(expense)	26,403
Total		$(10,593)			$10,592

Year Ended December 31, 2024
Interest rate contracts	Interest income/(expense)	$(10,124)	Fixed-rate debt	Interest income/(expense)	$10,053
Interest rate contracts	Interest income/(expense)	31,371	Fixed-rate investment securities	Interest income/(expense)	(31,018)
Total		$21,247			$(20,965)

Year Ended December 31, 2023
Interest rate contracts	Interest income/(expense)	$(1,769)	Fixed-rate debt	Interest income/(expense)	$1,684
Interest rate contracts	Interest income/(expense)	(52,625)	Fixed-rate investment securities	Interest income/(expense)	52,148
Total		$(54,394)			$53,832

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Years Ended December 31,			Years Ended December 31,
(dollars in thousands)		2025	2024	2023	2025	2024	2023
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative			Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$10,961	$(25,987)	$28,029	$(14,899)	$(21,809)	$11,621
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $4.0 million will be reclassified to interest income and $11.7 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (“interest rate lock commitments”) and forward commitments for the future delivery of mortgage loans to third party investors (“forward mortgage loan contracts”) are considered derivatives. These derivative contracts do not qualify for hedge accounting. At December 31, 2025, the notional amounts of the interest rate lock commitments were $81.7 million and forward mortgage loan contracts were $120.6 million. At December 31, 2024, the notional amounts of the interest rate lock commitments were $57.4 million and forward commitments were $88.8 million. It is our practice to enter into forward mortgage loan contracts for the future delivery of residential mortgage loans to third-party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $9.9 billion at December 31, 2025 and $6.3 billion at December 31, 2024. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	December 31, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$81,698	$583	$—	$57,380	$—	$166
Forward mortgage loan contracts	120,584	—	402	88,808	807	—
Customer interest rate swaps	9,939,577	76,026	180,367	6,255,123	12,827	219,926
Counterparty interest rate swaps (3)	9,939,577	77,597	76,442	6,255,123	128,469	12,902
Customer foreign currency contracts	12,086	106	27	10,265	28	121
Counterparty foreign currency contracts	11,656	53	63	10,093	192	2
Total		$154,365	$257,301		$142,323	$233,117

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally-cleared variation margin rules.
The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Years Ended December 31,
(dollars in thousands)		2025	2024	2023
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$(358)	$52	$457
Mortgage contracts	Mortgage banking revenue	(848)	334	(401)
Foreign currency contracts	Other income/(expense)	(27)	(50)	(45)
Total		$(1,233)	$336	$11

(1)Includes the valuation differences between the customer and offsetting swaps.

Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$170,828	$258,968	$146,478	$244,313
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	170,828	258,968	146,478	244,313
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(78,172)	(78,172)	(24,098)	(24,098)
Cash collateral received or pledged	(17,670)	(28,689)	—	(112,499)
Net credit exposure	$74,986	$152,107	$122,380	$107,716
NOTE 20 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At December 31, 2025, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

	December 31,
(dollars in thousands)	2025	2024
Unfunded loan commitments (1)	$12,145,320	$8,533,433
Standby letters of credit (2)	199,638	194,323
(1)Excludes cancellable loan commitments of $2.8 billion at December 31, 2025 and $2.5 billion at December 31, 2024.
(2)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.7 million at both December 31, 2025 and December 31, 2024.
At December 31, 2025, approximately 3% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0.01% to 20.74%. The allowance for unfunded loan commitments totaled $35.6 million at December 31, 2025 and $21.7 million at December 31, 2024.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $1.3 billion at December 31, 2025 and $730.5 million at December 31, 2024.
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
NOTE 21 – REGULATORY RESTRICTIONS
Restrictions on Cash and Due from Banks
Old National records the net of cash collateral received or pledged for collateralized swap positions. See Note 19 to the consolidated financial statements for additional information regarding cash and due from banks that was received or pledged as collateral on a gross basis at December 31, 2025 and December 31, 2024.
Restrictions on Transfers from Bank Subsidiary
Regulations limit the amount of dividends a bank subsidiary can declare in any calendar year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any calendar year would exceed the total of net income of the current year combined with retained net income for the preceding two years. Prior regulatory approval to pay dividends was not required in 2023, 2024, or 2025 and is not currently required. A bank subsidiary is prohibited from paying a dividend, if, after making the dividend, the bank would be considered “undercapitalized” (as defined by reference to the Office of the Comptroller of the Currency’s (“OCC’s”) capital regulations). At December 31, 2025, Old National Bank could pay dividends of $803.3 million without prior regulatory approval and while maintaining capital levels above regulatory minimum and well-capitalized guidelines.
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
At December 31, 2025, Old National and Old National Bank each exceeded the capital ratios required to be considered “well-capitalized” under applicable regulations.

The following table summarizes capital ratios for Old National and Old National Bank:

	Actual		Regulatory Minimum (1)		Prompt Corrective Action “Well Capitalized” Guidelines (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital to risk-weighted assets
Old National Bancorp	$6,889,846	12.85%	$5,629,850	10.50%	$5,361,762	10.00%
Old National Bank	6,407,355	12.00	5,604,101	10.50	5,337,239	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	5,939,683	11.08	3,753,233	7.00	N/A	N/A
Old National Bank	5,899,410	11.05	3,736,067	7.00	3,469,205	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	6,183,402	11.53	4,557,498	8.50	3,217,057	6.00
Old National Bank	5,899,410	11.05	4,536,653	8.50	4,269,791	8.00
Tier 1 capital to average assets
Old National Bancorp	6,183,402	8.90	2,778,362	4.00	N/A	N/A
Old National Bank	5,899,410	8.52	2,768,451	4.00	3,460,563	5.00
December 31, 2024
Total capital to risk-weighted assets
Old National Bancorp	$5,388,882	13.37%	$4,233,054	10.50%	$4,031,480	10.00%
Old National Bank	5,103,487	12.72	4,214,255	10.50	4,013,577	10.00
Common equity Tier 1 capital to risk-weighted assets
Old National Bancorp	4,587,674	11.38	2,822,036	7.00	N/A	N/A
Old National Bank	4,742,641	11.82	2,809,504	7.00	2,608,825	6.50
Tier 1 capital to risk-weighted assets
Old National Bancorp	4,831,393	11.98	3,426,758	8.50	2,418,888	6.00
Old National Bank	4,742,641	11.82	3,411,540	8.50	3,210,861	8.00
Tier 1 capital to average assets
Old National Bancorp	4,831,393	9.21	2,097,820	4.00	N/A	N/A
Old National Bank	4,742,641	9.07	2,090,427	4.00	2,613,033	5.00
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

NOTE 22 – PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED BALANCE SHEETS
	December 31,
(dollars in thousands)	2025	2024
Assets
Deposits in affiliate bank	$491,210	$299,179
Equity securities	98,286	63,067
Investment securities - available-for-sale	4,844	17,363
Investment in affiliates:
Banking subsidiaries	8,112,742	6,159,143
Non-banks	41,305	39,412
Goodwill	59,627	59,627
Other assets	189,616	136,218
Total assets	$8,997,630	$6,774,009
Liabilities and Shareholders’ Equity
Other liabilities	$146,452	$103,967
Other borrowings	356,390	329,692
Shareholders’ equity	8,494,788	6,340,350
Total liabilities and shareholders’ equity	$8,997,630	$6,774,009

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Income
Dividends from affiliates	$285,000	$385,000	$150,000
Other income	11,928	9,004	2,919
Other income from affiliates	5	5	5
Total income	296,933	394,009	152,924
Expense
Interest on borrowings	16,727	19,445	20,700
Other expenses	92,962	41,231	43,185
Total expense	109,689	60,676	63,885
Income (loss) before income taxes and equity in undistributed earnings of affiliates	187,244	333,333	89,039
Income tax expense (benefit)	(19,329)	(6,642)	(11,325)
Income (loss) before equity in undistributed earnings of affiliates	206,573	339,975	100,364
Equity in undistributed earnings of affiliates	462,684	199,213	481,628
Net income	669,257	539,188	581,992
Preferred dividends	(16,135)	(16,135)	(16,135)
Net income applicable to common shareholders	$653,122	$523,053	$565,857

OLD NATIONAL BANCORP (PARENT COMPANY ONLY) CONDENSED STATEMENT OF CASH FLOWS
	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash Flows From Operating Activities
Net income	$669,257	$539,188	$581,992
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10	26	18
Share-based compensation expense	38,214	32,283	27,910
(Increase) decrease in other assets	85,847	12,149	(19,353)
Increase (decrease) in other liabilities	100,166	11,772	(2,561)
Equity in undistributed earnings of affiliates	(462,684)	(199,213)	(481,628)
Net cash flows provided by (used in) operating activities	430,810	396,205	106,378
Cash Flows From Investing Activities
Net cash and cash equivalents of acquisitions	(367,143)	—	—
Proceeds from sales of investment securities	13,000	—	—
Proceeds from sales of equity securities	5,999	—	—
Purchases of equity securities	(7,723)	(7,244)	(17,773)
Purchases of premises and equipment	(321)	(76)	(8)
Net cash flows provided by (used in) investing activities	(356,188)	(7,320)	(17,781)
Cash Flows From Financing Activities
Payments for maturities/redemptions of other borrowings	(30,000)	(174,987)	—
Cash dividends paid	(225,117)	(191,163)	(180,030)
Common stock repurchased	(71,799)	(8,884)	(44,308)
Common stock issued for ESPP	1,089	1,034	1,076
Common stock issued for forward sale agreements	443,236	—	—
Net cash flows provided by (used in) financing activities	117,409	(374,000)	(223,262)
Net increase (decrease) in cash and cash equivalents	192,031	14,885	(134,665)
Cash and cash equivalents at beginning of period	299,179	284,294	418,959
Cash and cash equivalents at end of period	$491,210	$299,179	$284,294

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Old National Bancorp
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Old National Bancorp and subsidiaries (“Old National”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Old National maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 of Old National and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 2026

ITEM 9B.    OTHER INFORMATION
(a)None
(b)During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company’s executive officers are elected annually by the Board of Directors. Certain information regarding the Company’s executive officers is set forth below:

Name	Positions and Offices	Age
Chady M. AlAhmar	Chief Executive Officer, Wealth Management of the Company since January 2020. Previously, Senior Vice President and Head of Strategy and Business Development of U.S. Bank from December 2013 to January 2020.	51
Timothy M. Burke, Jr.	President and Chief Operating Officer of the Company since July 2025. Previously, Executive Vice President of the Central Region and Field Enablement for the Commercial Bank of KeyBank from March 2024 to July 2025 and prior thereto, various other senior management positions with KeyBank from August 2016 to March 2024.	49
Nicholas J. Chulos	Chief Legal Officer and Corporate Secretary of the Company since February 2022. Previously, Executive Vice President, General Counsel and Corporate Secretary of First Midwest from January 2013 to February 2022.	66
Scott J. Evernham	Chief Risk Officer of the Company since August 2019. Previously, Executive Vice President, Wealth Management from May 2016 to August 2019. President of Old National Insurance from December 2014 to May 2016. Senior Vice President, Assistant General Counsel from October 2012 to December 2014.	48
Carrie S. Goldfeder	Chief Credit Officer of the Company since December 2023. Previously, Co-Head of Corporate Credit and a Segment Lead, Senior Credit Officer for Capital One from 2015 to 2023. Segment Risk Leader, Healthcare Services and Senior Vice President and Team Leader, GE Antares Capital for GE Capital from 2000 to 2015.	54
John V. Moran, IV	Chief Financial Officer of the Company since April 2024. Previously, Chief Strategy Officer of the Company from 2021 to April 2024. Chief Financial Officer for NBT Bancorp from 2019 to 2021. Director of Corporate Development and Strategy of the Company from 2017 to 2019. Senior Equity Analyst at Macquarie Capital (USA) from 2010 to 2017.	50
Angela L. Putnam	Chief Accounting Officer of the Company since February 2022. Previously, Senior Vice President and Chief Accounting Officer of First Midwest from December 2014 to February 2022. Vice President and Financial Reporting Manager of First Midwest from April 2013 to November 2014. Director in the Assurance Services practice of McGladrey LLP from September 2006 to April 2013.	47
James C. Ryan, III	Chairman of the Board of Directors of the Company since February 2024. Chief Executive Officer of the Company since May 2019. Chairman and CEO of the Company from May 2019 to February 2022. Senior Executive Vice President and Chief Financial Officer of the Company from May 2016 to May 2019. Director of Corporate Development and Mortgage Banking of the Company from July 2009 to May 2016, Integration Executive of the Company from February 2006 to July 2009. Treasurer of the Company from March 2005 to February 2007.	54
James A. Sandgren	Chief Executive Officer, Commercial Banking of the Company since February 2022. Previously, President and Chief Operating Officer of the Company from May 2016 to February 2022. Executive Vice President and Chief Banking Officer of the Company from April 2014 to May 2016. Executive Vice President and Regional CEO of the Company from May 2007 to April 2014. Executive Vice President and Southern Division Chief Credit Officer from January 2004 to May 2007.	59
Brent R. Tischler	Chief Executive Officer, Community Banking of the Company since August 2022. Previously, Executive Vice President and Head of Retail Banking at Associated Bank from June 2016 to August 2022. Executive Vice President and Head of Payments & Direct Channels at Associated Bank from February 2014 to May 2016. Senior Vice President and Director of Channel Optimization at Associated Bank from April 2011 to January 2014.	50
Kendra L. Vanzo	Chief Administrative Officer of the Company since March 2021. Executive Vice President, Chief Administrative Officer of the Company from January 2020 to March 2021. Executive Vice President and Chief People Officer from May 2018 to January 2020. Executive Vice President, Associate Engagement and Integrations Officer from June 2014 to May 2018. Executive Vice President and Chief Human Resources Officer from January 2010 to June 2014. Senior Vice President and Chief Human Resources Officer from March 2007 to January 2010.	59
Information relating to our Board of Directors and additional information required in response to this item have been omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement for its 2026 annual meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025. The applicable information appearing in the Proxy Statement for the 2026 annual meeting is incorporated herein by reference.

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
Old National has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of Old National’s securities by its directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any exchange listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement for its 2026 annual meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025. The applicable information appearing in our Proxy Statement for the 2026 annual meeting is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report (with the exception of the “Equity Compensation Plan Information”) pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement for its 2026 annual meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025. The applicable information appearing in the Proxy Statement for the 2026 annual meeting is incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the ICP approved by the Company’s shareholders, as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,624,633	$19.29	3,109,331

Equity compensation plans not approved by security holders	—	—	—
Total	3,624,633	$19.29	3,109,331
At December 31, 2025, approximately 3.1 million shares remain available for issuance under the ICP.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement for its 2026 annual meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025. The applicable information appearing in the Proxy Statement for the 2026 annual meeting is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as Old National will file with the SEC its definitive Proxy Statement for its 2026 annual meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025. The applicable information appearing in the Proxy Statement for the 2026 annual meeting is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data.”
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets – December 31, 2025 and 2024
•Consolidated Statements of Income – Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows – Years Ended December 31, 2025, 2024, and 2023
•Notes to Consolidated Financial Statements
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

2.2*
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

3.5
Amended and Restated By-Laws of Old National, amended February 18, 2026 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2026).

4.1	Description of Old National Bancorp capital stock.

4.2	Description of Old National Bancorp debt securities.

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

10.9(1)
Amendment of the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 8, 2021).

10.10(1)
Second Amendment of the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix III of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2022).

10.11(1)	Old National Bancorp Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.12(1)
Form of Employment Agreement dated as of June 28, 2023 between Old National and James C. Ryan III; Timothy M. Burke, Jr.; John V. Moran, IV; James A. Sandgren; and Kendra L. Vanzo (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).

10.13(1)
Form of Confidentiality and Restrictive Covenants Agreement, dated as of June 28, 2023, by and between Old National and James C. Ryan III; Timothy M. Burke, Jr.; John V. Moran, IV; James A. Sandgren; and Kendra L. Vanzo (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023).

10.14(1)
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-281521 filed with the Securities and Exchange Commission on August 13, 2024).

10.15(1)
Form of 2024 Relative TSR Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.1 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2024).

10.16(1)
Form of 2024 ROATCE Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.2 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2024).

10.17(1)
Form of 2024 Restricted Stock Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2024).

10.18(1)
Form of 2024 Restricted Stock Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.4 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2024).

10.19*
Trustee Voting Agreement, dated as of November 25, 2024, among Old National Bancorp and each of the trustees of Otto Bremer Trust listed on the signature pages therein (incorporated by reference to Exhibit 10.1 of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024).

10.20
Form of Director Voting Agreement, dated as of November 25, 2024, among Old National Bancorp and each of the directors of Bremer Financial Corporation listed on the signature pages therein (incorporated by reference to Exhibit 10.2 of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024).

10.21
Investor Agreement, dated as of November 25, 2024, among Old National Bancorp and each of the trustees of Otto Bremer Trust listed on the signature pages therein (incorporated by reference to Exhibit 10.3 of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024).

10.22
Forward Sale Agreements, dated as of November 25, 2024, between Old National Bancorp and Citibank, N.A. (incorporated by reference to exhibit 10.4 of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2024).

10.23(1)
Form of 2025 Relative TSR Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.1 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2025).

10.24(1)
Form of 2025 ROATCE Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.2 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2025).

10.25(1)
Form of 2025 Restricted Stock Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended (incorporated by reference to Exhibit 10.3 of Old National’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2025).

19	Old National Bancorp Insider Trading Policy (incorporated by reference to Exhibit 19 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2024).

21	Subsidiaries of Old National Bancorp

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Old National Bancorp Clawback Policy (incorporated by reference to Exhibit 97 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2023).

101
The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Annual Report on Form 10-K Report for the year ended December 31, 2025, formatted in inline XBRL and contained in Exhibit 101.

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
OLD NATIONAL BANCORP

By:	/s/ James C. Ryan, III	Date:	February 19, 2026
James C. Ryan, III,
Chairman and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2026, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ John V. Moran, IV	By:	/s/ James C. Ryan, III
	John V. Moran, IV,		James C. Ryan, III,
	Senior Executive Vice President and Chief		Chairman and Chief Executive Officer
	Financial Officer (Principal Financial Officer)		(Principal Executive Officer)

By:	/s/ Barbara A. Boigegrain	By:	/s/ Thomas E. Salmon
	Barbara A. Boigegrain, Director		Thomas E. Salmon, Director

By:	/s/ Thomas L. Brown	By:	/s/ Rebecca S. Skillman
	Thomas L. Brown, Director		Rebecca S. Skillman, Director

By:	/s/ Kathryn J. Hayley	By:	/s/ Michael J. Small
	Kathryn J. Hayley, Director		Michael J. Small, Director

By:	/s/ Peter J. Henseler	By:	/s/ Derrick J. Stewart
	Peter J. Henseler, Director		Derrick J. Stewart, Director

By:	/s/ Daniel S. Hermann	By:	/s/ Stephen C. Van Arsdell
	Daniel S. Hermann, Lead Independent Director		Stephen C. Van Arsdell, Director

By:	/s/ Ryan C. Kitchell	By:	/s/ Katherine E. White
	Ryan C. Kitchell, Director		Katherine E. White, Director

By:	/s/ Austin M. Ramirez	By:	/s/ Angela L. Putnam
	Austin M. Ramirez, Director		Angela L. Putnam,
Executive Vice President and Chief Accounting
By:	/s/ Daniel C. Reardon		Officer (Principal Accounting Officer)
Daniel C. Reardon, Director

By:	/s/ Ellen A. Rudnick
Ellen A. Rudnick, Director