Form 10-Q
period 2026-03-31
OLD NATIONAL BANCORP /IN/
filed 2026-04-29
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 386,373,000 shares outstanding at April 28, 2026.

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
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Cash and due from banks	$537,322	$591,645
Money market and other interest-earning investments	1,216,826	1,234,532
Total cash and cash equivalents	1,754,148	1,826,177
Equity securities, at fair value	125,596	128,857
Investment securities - available-for-sale, at fair value (amortized cost $12,205,997 and $12,059,997, respectively)	11,446,062	11,384,450
Investment securities - held-to-maturity, at amortized cost (fair value $2,467,941 and $2,540,238, respectively)	2,859,826	2,895,488
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	505,476	493,583
Loans held-for-sale, at fair value	56,128	52,911
Loans:
Commercial	15,617,656	14,983,861
Commercial real estate	22,192,900	22,050,007
Residential real estate	8,621,409	8,467,496
Consumer	3,299,879	3,262,798
Total loans, net of unearned income	49,731,844	48,764,162
Allowance for credit losses on loans	(574,358)	(569,520)
Net loans	49,157,486	48,194,642
Premises and equipment, net	690,400	690,824
Goodwill	2,429,756	2,425,700
Other intangible assets	456,663	482,286
Company-owned life insurance	1,054,824	1,051,009
Accrued interest receivable and other assets	2,466,286	2,526,040
Total assets	$73,002,651	$72,151,967
Liabilities
Deposits:
Noninterest-bearing demand	$12,927,096	$13,247,483
Interest-bearing:
Checking and NOW	10,969,731	10,740,919
Savings	4,985,949	4,909,138
Money market	16,871,237	16,529,631
Time deposits	9,918,459	9,661,024
Total deposits	55,672,472	55,088,195
Federal funds purchased and interbank borrowings	200,583	100,197
Securities sold under agreements to repurchase	264,518	261,366
Federal Home Loan Bank advances	6,026,801	6,237,375
Other borrowings	1,331,296	852,429
Accrued expenses and other liabilities	996,328	1,117,617
Total liabilities	64,491,998	63,657,179
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 386,315 and 389,662 shares issued and outstanding, respectively	386,315	389,662
Capital surplus	5,855,180	5,944,533
Retained earnings	2,581,912	2,408,764
Accumulated other comprehensive income (loss), net of tax	(543,254)	(478,671)
Total shareholders’ equity	8,510,653	8,494,788
Total liabilities and shareholders’ equity	$73,002,651	$72,151,967
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2026	2025
Interest Income
Loans including fees:
Taxable	$696,362	$515,766
Nontaxable	20,090	10,177
Investment securities:
Taxable	140,359	85,534
Nontaxable	9,636	10,107
Money market and other interest-earning investments	10,944	8,815
Total interest income	877,391	630,399
Interest Expense
Deposits	233,331	190,495
Federal funds purchased and interbank borrowings	23	1,625
Securities sold under agreements to repurchase	594	551
Federal Home Loan Bank advances	58,052	41,896
Other borrowings	12,818	8,189
Total interest expense	304,818	242,756
Net interest income	572,573	387,643
Provision for credit losses	34,946	31,403
Net interest income after provision for credit losses	537,627	356,240
Noninterest Income
Wealth and investment services fees	39,715	29,648
Service charges on deposit accounts	26,937	21,156
Debit card and ATM fees	12,038	9,991
Mortgage banking revenue	9,554	6,879
Capital markets income	11,016	4,506
Company-owned life insurance	7,561	5,381
Debt securities gains (losses), net	75	(76)
Other income	15,450	16,309
Total noninterest income	122,346	93,794
Noninterest Expense
Salaries and employee benefits	184,073	148,305
Occupancy	36,995	29,053
Equipment	12,075	8,901
Marketing	16,434	11,940
Technology	29,025	22,020
Communication	6,196	4,134
Professional fees	12,356	7,919
FDIC assessment	13,756	9,700
Amortization of intangibles	25,623	6,830
Amortization of tax credit investments	7,111	3,424
Other expense	21,060	16,245
Total noninterest expense	364,704	268,471
Income before income taxes	295,269	181,563
Income tax expense	61,597	36,904
Net income	233,672	144,659
Preferred dividends	(4,034)	(4,034)
Net income applicable to common shareholders	$229,638	$140,625
Net income per common share - basic	$0.60	$0.45
Net income per common share - diluted	0.59	0.44
Weighted average number of common shares outstanding - basic	385,849	315,925
Weighted average number of common shares outstanding - diluted	388,054	321,016
Dividends per common share	$0.145	$0.14
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income	$233,672	$144,659

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(85,770)	113,672
Reclassification adjustment for securities (gains) losses realized in income	(75)	76
Income tax effect	21,822	(28,464)
Unrealized gains (losses) on available-for-sale securities	(64,023)	85,284

Change in securities held-to-maturity:
Amortization of unrecognized losses on securities transferred from available-for-sale	3,656	3,915
Income tax effect	(928)	(994)
Changes from securities held-to-maturity	2,728	2,921

Change in hedges:
Net unrealized derivative gains (losses) on hedges	(6,101)	11,386
Reclassification adjustment for (gains) losses realized in net income	1,665	1,196
Income tax effect	1,148	(3,253)
Changes from hedges	(3,288)	9,329

Other comprehensive income (loss), net of tax	(64,583)	97,534
Comprehensive income (loss)	$169,089	$242,193
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
December 31, 2024	$230,500	$318,980	$4,570,865	$1,966,048	$(746,043)	$6,340,350
Net income	—	—	—	144,659	—	144,659
Other comprehensive income (loss)	—	—	—	—	97,534	97,534
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,653)	—	(44,653)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for Employee Stock Purchase Plan (“ESPP”)	—	12	238	—	—	250
Common stock repurchased	—	(611)	(12,927)	—	—	(13,538)
Share-based compensation expense	—	—	14,411	—	—	14,411
Stock activity under incentive compensation plans	—	855	(481)	(699)	—	(325)
Balance, March 31, 2025	$230,500	$319,236	$4,572,106	$2,061,321	$(648,509)	$6,534,654

December 31, 2025	$230,500	$389,662	$5,944,533	$2,408,764	$(478,671)	$8,494,788
Net income	—	—	—	233,672	—	233,672
Other comprehensive income (loss)	—	—	—	—	(64,583)	(64,583)
Cash dividends:
Common ($0.145 per share)	—	—	—	(56,060)	—	(56,060)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for ESPP	—	15	311	—	—	326
Common stock repurchased	—	(4,298)	(99,774)	—	—	(104,072)
Share-based compensation expense	—	—	9,181	—	—	9,181
Stock activity under incentive compensation plans	—	936	929	(430)	—	1,435
Balance, March 31, 2026	$230,500	$386,315	$5,855,180	$2,581,912	$(543,254)	$8,510,653
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Cash Flows From Operating Activities
Net income	$233,672	$144,659
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,234	9,547
Amortization of other intangible assets	25,623	6,830
Amortization of tax credit investments	7,111	3,424
Net (discount accretion) premium amortization	(43,287)	(8,363)
Share-based compensation expense	9,181	14,411
Provision for credit losses	34,946	31,403
Debt securities (gains) losses, net	(75)	76
Net (gains) losses on sales of loans and other assets	(2,642)	(6,925)
Increase in cash surrender value of company-owned life insurance	(7,561)	(5,381)
Residential real estate loans originated for sale	(285,318)	(194,336)
Proceeds from sales of residential real estate loans	289,627	200,115
(Increase) decrease in interest receivable	7,731	14,403
(Increase) decrease in other assets	53,851	25,981
Increase (decrease) in accrued expenses and other liabilities	(128,950)	(127,634)
Net cash flows provided by (used in) operating activities	206,143	108,210
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(1,004,913)	(449,714)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(17,325)	—
Purchases of equity securities	(3,284)	(2,711)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	778,452	295,032
Proceeds from sales of investment securities available-for-sale	84,250	10,187
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	38,509	15,181
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	5,432	13
Proceeds from sales of equity securities	7,677	2,777
Loan originations and payments, net	(973,195)	(229,265)
Proceeds from sales of commercial loans	10,567	86,581
Proceeds from company-owned life insurance death benefits	3,746	5,978
Proceeds from sales of premises and equipment and other assets	153	1,190
Purchases of premises and equipment and other assets	(12,885)	(5,802)
Net cash flows provided by (used in) investing activities	(1,082,816)	(270,553)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	584,277	211,012
Federal funds purchased and interbank borrowings	100,386	(215)
Securities sold under agreements to repurchase	3,152	21,281
Other borrowings	485,669	(46,863)
Payments for maturities of Federal Home Loan Bank advances	(2,280,000)	(250,285)
Proceeds from Federal Home Loan Bank advances	2,075,000	301,200
Cash dividends paid	(60,094)	(48,687)
Common stock repurchased	(104,072)	(13,538)
Common stock issued for ESPP	326	250
Net cash flows provided by (used in) financing activities	804,644	174,155
Net increase (decrease) in cash and cash equivalents	(72,029)	11,812
Cash and cash equivalents at beginning of period	1,826,177	1,227,968
Cash and cash equivalents at end of period	$1,754,148	$1,239,780

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Supplemental Cash Flow Information:
Total interest paid	$307,525	$257,981
Total income taxes paid (net of refunds)	10,779	2,170
Noncash Investing and Financing Activities:
Investment securities purchased but not settled	—	20,000
Operating lease right-of-use assets obtained in exchange for lease obligations	2,529	1,640
Finance lease right-of-use assets obtained in exchange for lease obligations	(1,082)	831
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2026 and December 31, 2025, and the results of its operations for the three months ended March 31, 2026 and 2025. Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2025.
All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior period net income or shareholders’ equity and were insignificant amounts.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2026
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470 – In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The amendments in this ASU are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The adoption of this guidance on January 1, 2026 did not have a material impact on the consolidated financial statements.
FASB ASC 326 – In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update introduce a practical expedient for all entities and an accounting policy election that is available to all entities other than public business entities related to applying ASC 326-20 to simplify the measurement of credit losses on current accounts receivable and current contract assets that occur from transactions accounted for under ASC 606. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The adoption of this guidance on January 1, 2026 did not have a material impact on the consolidated financial statements.
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
FASB ASC 815 – In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU introduces clarifications to Topic 815 building on improvements from ASU 2017‑12, and addresses challenges arising from the global reference rate reform (i.e., the LIBOR transition). The new guidance aims to reduce complexity in applying hedge accounting to transactions tied to an entity’s risk management activities and promotes consistency in accounting for forecasted transactions, interest rate flexibility, and nonfinancial components. The update expands eligibility for hedge accounting by allowing groups of forecasted transactions with similar risk exposures, provides guidance for hedging interest payments on debt with selectable interest rate indexes, clarifies hedging of specified components of nonfinancial assets, and eases restrictions related to net written options and certain compound derivatives. It also resolves presentation mismatches for certain foreign currency hedging relationships. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

(dollars and shares in thousands)	May 1, 2025
Assets
Cash and cash equivalents	$449,757
Equity securities	26,070
Investment securities	2,811,108
FHLB/Federal Reserve Bank stock	93,924
Loans held-for-sale	9,883
Loans, net of allowance for credit losses	11,110,423
Premises and equipment	99,965
Goodwill	254,505
Other intangible assets	440,099
Company-owned life insurance	181,909
Other assets	793,404
Total assets	$16,271,047
Liabilities
Deposits	$12,862,357
Securities sold under agreements to repurchase	49,131
Federal Home Loan Bank advances	1,559,227
Other borrowings	205,194
Accrued expenses and other liabilities	247,243
Total liabilities	$14,923,152
Fair value of consideration
Common stock (50,183 shares issued at $20.59 per share)	$1,033,262
Cash	314,633
Total consideration	$1,347,895
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
Merger-related costs associated with the Bremer acquisition have been expensed for the three months ended March 31, 2026 and 2025 totaling $6.5 million and $0.7 million, respectively, and additional merger-related and integration costs will be expensed in future periods as incurred.
As a result of the acquisition, Old National assumed sponsorship of Bremer’s defined benefit pension plan under which both plan participation and benefit accruals were subsequently frozen and the plan was then terminated. The net pension asset associated with Bremer’s defined benefit pension plan is recorded in other assets on the consolidated balance sheet. Pension costs were not material in the three months ended March 31, 2026.
The Company’s results of operations for the three months ended March 31, 2026 include the operating results of the acquired assets and assumed liabilities of Bremer subsequent to the acquisition on May 1, 2025. Due to the integration of certain Bremer systems and processes since the acquisition date, the Company has determined that it is impractical to report the amounts of revenue and income before income taxes of legacy Bremer subsequent to the acquisition.

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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2026	2025
Net income	$233,672	$144,659
Preferred dividends	(4,034)	(4,034)
Net income applicable to common shares	$229,638	$140,625

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	385,849	315,925
Effect of dilutive securities:
Restricted stock	2,205	2,779
Forward sale (1)	—	2,312
Weighted average diluted shares outstanding	388,054	321,016
Basic Net Income Per Common Share	$0.60	$0.45
Diluted Net Income Per Common Share	$0.59	$0.44
(1)Old National had dilutive shares from forward sale contracts for the three months ended March 31, 2025 since the average market price of the Company’s common shares was higher than the average forward sale price (as determined under the terms of the forward sale agreements). Old National received net proceeds from the sale of shares of Old National common stock and full physical settlement of the forward sale agreements subsequently in 2025.

NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale portfolio and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in accumulated other comprehensive income (loss) (“AOCI”).

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
March 31, 2026
Available-for-Sale
U.S. Treasury	$269,434	$29	$(12,125)	$(44,086)	$213,252
U.S. government-sponsored entities and agencies	1,537,687	38	(141,610)	(61,197)	1,334,918
Mortgage-backed securities - Agency	9,876,409	43,479	(520,593)	—	9,399,295
States and political subdivisions	332,123	1,111	(20,327)	1,622	314,529
Pooled trust preferred securities	13,823	—	(2,024)	—	11,799
Other securities	176,521	716	(4,968)	—	172,269
Total available-for-sale securities	$12,205,997	$45,373	$(701,647)	$(103,661)	$11,446,062

December 31, 2025
Available-for-Sale
U.S. Treasury	$269,313	$90	$(7,615)	$(47,244)	$214,544
U.S. government-sponsored entities and agencies	1,567,036	402	(134,795)	(60,251)	1,372,392
Mortgage-backed securities - Agency	9,575,241	79,999	(487,205)	—	9,168,035
States and political subdivisions	438,642	2,275	(17,286)	2,377	426,008
Pooled trust preferred securities	13,819	—	(2,085)	—	11,734
Other securities	195,946	1,138	(5,347)	—	191,737
Total available-for-sale securities	$12,059,997	$83,904	$(654,333)	$(105,118)	$11,384,450
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

(dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
March 31, 2026
Held-to-Maturity
U.S. government-sponsored entities and agencies	$823,732	$—	$(135,135)	$688,597
Mortgage-backed securities - Agency	896,328	—	(132,604)	763,724
States and political subdivisions	1,139,916	193	(124,339)	1,015,770
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,859,826	$193	$(392,078)	$2,467,941

December 31, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$840,435	$—	$(129,526)	$710,909
Mortgage-backed securities - Agency	910,323	—	(127,505)	782,818
States and political subdivisions	1,144,880	853	(99,072)	1,046,661
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,895,488	$853	$(356,103)	$2,540,238
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.

Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Proceeds	$162,301	$70,959
Realized gains	810	79
Realized losses	(735)	(155)
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	March 31, 2026
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$610,555	$613,320	5.23%
One to five years	6,085,919	5,992,346	4.56
Five to ten years	4,288,476	3,849,168	3.15
Beyond ten years	1,221,047	991,228	2.97
Total	$12,205,997	$11,446,062	3.94%
Held-to-Maturity
Within one year	$123	$118	2.28%
One to five years	55,565	51,615	2.03
Five to ten years	1,594,637	1,394,616	2.58
Beyond ten years	1,209,501	1,021,592	2.80
Total	$2,859,826	$2,467,941	2.66%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
Available-for-Sale
U.S. Treasury	$9,957	$(36)	$183,081	$(12,089)	$193,038	$(12,125)
U.S. government-sponsored entities and agencies	171,027	(1,262)	1,161,922	(140,348)	1,332,949	(141,610)
Mortgage-backed securities - Agency	1,934,393	(17,496)	3,024,977	(503,097)	4,959,370	(520,593)
States and political subdivisions	38,460	(342)	149,821	(19,985)	188,281	(20,327)
Pooled trust preferred securities	—	—	11,799	(2,024)	11,799	(2,024)
Other securities	19,499	(91)	102,173	(4,877)	121,672	(4,968)
Total available-for-sale	$2,173,336	$(19,227)	$4,633,773	$(682,420)	$6,807,109	$(701,647)

December 31, 2025
Available-for-Sale
U.S. Treasury	$—	$—	$184,175	$(7,615)	$184,175	$(7,615)
U.S. government-sponsored entities and agencies	79,916	(78)	1,173,044	(134,717)	1,252,960	(134,795)
Mortgage-backed securities - Agency	252,875	(953)	3,157,476	(486,252)	3,410,351	(487,205)
States and political subdivisions	6,561	(17)	234,389	(17,269)	240,950	(17,286)
Pooled trust preferred securities	—	—	11,734	(2,085)	11,734	(2,085)
Other securities	1,766	(88)	124,990	(5,259)	126,756	(5,347)
Total available-for-sale	$341,118	$(1,136)	$4,885,808	$(653,197)	$5,226,926	$(654,333)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2026
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$688,597	$(135,135)	$688,597	$(135,135)
Mortgage-backed securities - Agency	—	—	763,724	(132,604)	763,724	(132,604)
States and political subdivisions	48,602	(957)	930,306	(123,382)	978,908	(124,339)
Total held-to-maturity	$48,602	$(957)	$2,382,627	$(391,121)	$2,431,229	$(392,078)

December 31, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$710,909	$(129,526)	$710,909	$(129,526)
Mortgage-backed securities - Agency	—	—	782,818	(127,505)	782,818	(127,505)
States and political subdivisions	—	—	995,331	(99,072)	995,331	(99,072)
Total held-to-maturity	$—	$—	$2,489,058	$(356,103)	$2,489,058	$(356,103)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $90.4 million at March 31, 2026 and $94.1 million at December 31, 2025. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at March 31, 2026 or December 31, 2025.

An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at March 31, 2026 and December 31, 2025. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $58.2 million at March 31, 2026 and $70.1 million at December 31, 2025.
At March 31, 2026, Old National’s securities portfolio consisted of 2,995 securities, 2,211 of which were in an unrealized loss position. The unrealized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At March 31, 2026, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the three months ended March 31, 2026 or 2025.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $125.6 million at March 31, 2026 and $128.9 million at December 31, 2025. There were losses on equity securities of $0.7 million during the three months ended March 31, 2026, compared to gains on equity securities of $0.1 million during the three months ended March 31, 2025.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $1.0 billion at both March 31, 2026 and December 31, 2025. These investments consisted of $611.1 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $405.7 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods at March 31, 2026, compared to $606.5 million and $410.0 million for the same investment types, respectively, at December 31, 2025. There have been no impairments or adjustments on alternative investments without readily determinable fair values, except for amortization of tax credit investments in the three months ended March 31, 2026 and 2025. See Note 9 to the consolidated financial statements for detail regarding these investments.
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2026, these loans totaled $3.6 billion, of which $1.8 billion had been sold to other financial institutions and $1.8 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
March 31, 2026
Commercial (1)	$15,617,656	$(226,663)	$15,390,993
Commercial real estate	22,192,900	(185,110)	22,007,790
BBCC	N/A	411,773	411,773
Residential real estate	8,621,409	—	8,621,409
Consumer	3,299,879	(3,299,879)	N/A
Indirect	N/A	1,122,414	1,122,414
Direct	N/A	627,602	627,602
Home equity	N/A	1,549,863	1,549,863
Total loans (2)	$49,731,844	$—	$49,731,844
Allowance for credit losses on loans	(574,358)	—	(574,358)
Net loans	$49,157,486	$—	$49,157,486

December 31, 2025
Commercial (1)	$14,983,861	$(220,410)	$14,763,451
Commercial real estate	22,050,007	(175,670)	21,874,337
BBCC	N/A	396,080	396,080
Residential real estate	8,467,496	—	8,467,496
Consumer	3,262,798	(3,262,798)	N/A
Indirect	N/A	1,075,235	1,075,235
Direct	N/A	649,297	649,297
Home equity	N/A	1,538,266	1,538,266
Total loans (2)	$48,764,162	$—	$48,764,162
Allowance for credit losses on loans	(569,520)	—	(569,520)
Net loans	$48,194,642	$—	$48,194,642
(1)Includes direct finance leases of $65.7 million at March 31, 2026 and $75.1 million at December 31, 2025.
(2)    Includes unamortized premiums and discounts, and unamortized deferred fees and costs of $497.7 million at March 31, 2026 and $540.1 million at December 31, 2025.
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
At 255%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at March 31, 2026.
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
Home Equity
Home equity loans are generally secured by 1 - 4 family residences that are owner-occupied. Old National has established underwriting standards such as minimum FICO scores, maximum loan-to-value ratios, and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers, which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers, along with monitoring of updated borrower credit scores.
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

(dollars in thousands)	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended March 31, 2026
Commercial	$244,670	$(23,514)	$3,391	$20,093	$244,640
Commercial real estate	268,332	(8,467)	408	6,524	266,797
BBCC	2,371	(810)	122	1,096	2,779
Residential real estate	34,394	(312)	66	5,616	39,764
Indirect	8,021	(1,812)	676	1,424	8,309
Direct	2,478	(2,291)	507	1,718	2,412
Home equity	9,254	(101)	121	383	9,657
Total	$569,520	$(37,307)	$5,291	$36,854	$574,358
Three Months Ended March 31, 2025
Commercial	$148,722	$(9,311)	$1,280	$16,896	$157,587
Commercial real estate	200,309	(11,660)	270	9,191	198,110
BBCC	2,813	(4)	300	(414)	2,695
Residential real estate	22,922	(30)	88	1,234	24,214
Indirect	8,434	(1,934)	439	2,124	9,063
Direct	2,304	(1,601)	512	838	2,053
Home equity	7,018	—	35	1,157	8,210
Total	$392,522	$(24,540)	$2,924	$31,026	$401,932
The allowance for credit losses on loans at March 31, 2026 included the impact of acquisition accounting adjustments and provision related to the Bremer acquisition which was completed on May 1, 2025. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $229.7 million at March 31, 2026, compared to $228.6 million at December 31, 2025.

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Allowance for credit losses on unfunded loan commitments:
Balance at beginning of period	$35,633	$21,654
Provision (release) for credit losses on unfunded loan commitments	(1,908)	377
Balance at end of period	$33,725	$22,031
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by class of loan and origination year:

(dollars in thousands)	Origination Year							Revolving to Term
	2026	2025	2024	2023	2022	Prior	Revolving		Total
March 31, 2026
Commercial:
Pass	$982,378	$3,084,951	$1,779,772	$1,089,569	$1,003,524	$2,059,091	$3,467,227	$755,404	$14,221,916
Special Mention	7,636	27,694	86,189	94,446	27,965	12,715	107,431	44,770	408,846
Classified:
Substandard	3,400	16,200	80,889	106,733	42,078	115,427	133,529	72,705	570,961
Nonaccrual	—	166	630	4,608	9,548	3,359	13,037	3,146	34,494
Doubtful	—	1,954	8,363	35,346	30,360	21,497	10,631	46,625	154,776
Total	$993,414	$3,130,965	$1,955,843	$1,330,702	$1,113,475	$2,212,089	$3,731,855	$922,650	$15,390,993
Commercial real estate:
Pass	$941,673	$3,801,635	$2,333,140	$2,353,282	$3,011,249	$6,534,640	$172,334	$952,521	$20,100,474
Special Mention	1,907	4,405	12,284	56,416	96,422	210,910	733	1,907	384,984
Classified:
Substandard	—	38,756	81,680	240,773	431,589	416,458	24,284	72,462	1,306,002
Nonaccrual	—	—	5,098	568	1,974	11,365	—	30,902	49,907
Doubtful	—	—	1,894	45,631	39,825	57,182	—	21,891	166,423
Total	$943,580	$3,844,796	$2,434,096	$2,696,670	$3,581,059	$7,230,555	$197,351	$1,079,683	$22,007,790
BBCC:
Pass	$20,491	$55,414	$50,695	$47,526	$32,387	$96,860	$65,950	$24,184	$393,507
Special Mention	317	—	641	289	470	1,695	2,780	4,006	10,198
Classified:
Substandard	23	81	228	659	256	652	271	2,239	4,409
Nonaccrual	—	—	—	804	77	716	—	1,013	2,610
Doubtful	—	—	—	558	84	228	—	179	1,049
Total	$20,831	$55,495	$51,564	$49,836	$33,274	$100,151	$69,001	$31,621	$411,773

	Origination Year							Revolving to Term
	2025	2024	2023	2022	2021	Prior	Revolving		Total
December 31, 2025
Commercial:
Pass	$3,073,330	$1,895,772	$1,186,468	$1,064,904	$619,076	$1,567,563	$3,458,502	$774,686	$13,640,301
Special Mention	23,368	84,827	88,803	18,830	7,878	8,161	82,334	14,990	329,191
Classified:
Substandard	16,253	89,293	113,232	62,649	68,265	56,616	129,209	85,729	621,246
Nonaccrual	140	1,617	6,003	7,053	1,001	654	8,659	1,944	27,071
Doubtful	—	7,337	34,925	27,218	2,409	24,547	—	49,206	145,642
Total	$3,113,091	$2,078,846	$1,429,431	$1,180,654	$698,629	$1,657,541	$3,678,704	$926,555	$14,763,451
Commercial real estate:
Pass	$3,746,158	$2,363,809	$2,510,901	$3,325,135	$1,945,116	$5,082,931	$169,450	$886,279	$20,029,779
Special Mention	12,351	20,695	85,266	97,148	102,821	107,590	16,239	24,962	467,072
Classified:
Substandard	14,773	34,761	184,806	294,789	116,261	321,725	45,692	120,284	1,133,091
Nonaccrual	—	4,721	1,282	6,905	5,442	24,308	—	23,642	66,300
Doubtful	—	3,120	23,039	38,716	22,966	60,503	—	29,751	178,095
Total	$3,773,282	$2,427,106	$2,805,294	$3,762,693	$2,192,606	$5,597,057	$231,381	$1,084,918	$21,874,337
BBCC:
Pass	$57,344	$53,469	$50,466	$35,366	$20,106	$75,805	$65,971	$20,036	$378,563
Special Mention	—	663	834	512	535	1,490	2,281	3,323	9,638
Classified:
Substandard	86	191	474	304	26	724	203	2,877	4,885
Nonaccrual	50	—	60	98	359	345	—	1,115	2,027
Doubtful	—	—	463	205	—	31	—	268	967
Total	$57,480	$54,323	$52,297	$36,485	$21,026	$78,395	$68,455	$27,619	$396,080

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

	Origination Year							Revolving to Term
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving		Total
March 31, 2026
Residential real estate:
Risk Rating:
Performing	$145,294	$1,115,143	$501,045	$531,452	$1,628,492	$4,627,271	$—	$588	$8,549,285
Nonperforming	—	3,569	5,255	11,208	18,681	33,411	—	—	72,124
Total	$145,294	$1,118,712	$506,300	$542,660	$1,647,173	$4,660,682	$—	$588	$8,621,409
Indirect:
Risk Rating:
Performing	$163,228	$391,040	$264,802	$148,719	$103,836	$44,684	$149	$—	$1,116,458
Nonperforming	—	880	1,508	1,508	1,261	799	—	—	5,956
Total	$163,228	$391,920	$266,310	$150,227	$105,097	$45,483	$149	$—	$1,122,414
Direct:
Risk Rating:
Performing	$14,169	$66,961	$48,968	$44,447	$61,716	$131,793	$249,173	$4,897	$622,124
Nonperforming	—	5	263	477	1,409	2,654	—	670	5,478
Total	$14,169	$66,966	$49,231	$44,924	$63,125	$134,447	$249,173	$5,567	$627,602
Home equity:
Risk Rating:
Performing	$—	$11	$71	$302	$1,194	$15,632	$1,447,098	$66,413	$1,530,721
Nonperforming	—	40	40	44	921	4,552	420	13,125	19,142
Total	$—	$51	$111	$346	$2,115	$20,184	$1,447,518	$79,538	$1,549,863

	Origination Year							Revolving to Term
	2025	2024	2023	2022	2021	Prior	Revolving		Total
December 31, 2025
Residential real estate:
Risk Rating:
Performing	$955,730	$539,011	$584,626	$1,668,796	$1,960,186	$2,684,743	$—	$598	$8,393,690
Nonperforming	1,639	5,684	10,409	17,917	5,328	32,829	—	—	73,806
Total	$957,369	$544,695	$595,035	$1,686,713	$1,965,514	$2,717,572	$—	$598	$8,467,496
Indirect:
Risk Rating:
Performing	$417,924	$296,068	$170,873	$124,182	$42,664	$17,567	$155	$—	$1,069,433
Nonperforming	574	1,299	1,747	1,332	638	212	—	—	5,802
Total	$418,498	$297,367	$172,620	$125,514	$43,302	$17,779	$155	$—	$1,075,235
Direct:
Risk Rating:
Performing	$72,393	$54,308	$49,357	$53,343	$41,664	$132,876	$236,832	$4,193	$644,966
Nonperforming	43	404	435	402	345	2,691	—	11	4,331
Total	$72,436	$54,712	$49,792	$53,745	$42,009	$135,567	$236,832	$4,204	$649,297
Home equity:
Risk Rating:
Performing	$11	$71	$395	$1,227	$651	$16,913	$1,443,256	$58,538	$1,521,062
Nonperforming	42	40	45	938	95	3,359	546	12,139	17,204
Total	$53	$111	$440	$2,165	$746	$20,272	$1,443,802	$70,677	$1,538,266

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Three Months Ended March 31, 2026
Commercial	$—	$4,243	$10,600	$5,617	$2,072	$591	$391	$23,514
Commercial real estate	—	—	—	2,070	1,575	4,822	—	8,467
BBCC	—	50	289	180	291	—	—	810
Residential real estate	—	—	—	—	26	286	—	312
Indirect	—	469	465	437	360	81	—	1,812
Direct	—	188	335	152	316	926	374	2,291
Home equity	—	—	—	—	—	—	101	101
Total gross charge-offs	$—	$4,950	$11,689	$8,456	$4,640	$6,706	$866	$37,307

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Three Months Ended March 31, 2025
Commercial	$—	$422	$4,119	$4,086	$6	$678	$—	$9,311
Commercial real estate	—	—	303	751	7,996	2,610	—	11,660
BBCC	—	—	—	—	4	—	—	4
Residential real estate	—	—	—	—	—	30	—	30
Indirect	—	699	677	387	100	71	—	1,934
Direct	43	130	110	443	538	337	—	1,601
Home equity	—	—	—	—	—	—	—	—
Total gross charge-offs	$43	$1,251	$5,209	$5,667	$8,644	$3,726	$—	$24,540
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

The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2026
Commercial	$14,923	$4,498	$69,617	$89,038	$15,301,955	$15,390,993
Commercial real estate	38,698	7,333	92,763	138,794	21,868,996	22,007,790
BBCC	1,296	75	1,009	2,380	409,393	411,773
Residential	51,652	9,188	34,435	95,275	8,526,134	8,621,409
Indirect	8,167	1,565	1,940	11,672	1,110,742	1,122,414
Direct	3,164	684	2,854	6,702	620,900	627,602
Home equity	6,491	2,760	7,661	16,912	1,532,951	1,549,863
Total	$124,391	$26,103	$210,279	$360,773	$49,371,071	$49,731,844

December 31, 2025
Commercial	$23,702	$7,200	$68,776	$99,678	$14,663,773	$14,763,451
Commercial real estate	20,870	8,151	122,781	151,802	21,722,535	21,874,337
BBCC	1,297	1,359	463	3,119	392,961	396,080
Residential	45,817	13,650	40,512	99,979	8,367,517	8,467,496
Indirect	8,844	2,263	1,877	12,984	1,062,251	1,075,235
Direct	3,644	1,605	1,762	7,011	642,286	649,297
Home equity	7,186	2,956	8,307	18,449	1,519,817	1,538,266
Total	$111,360	$37,184	$244,478	$393,022	$48,371,140	$48,764,162
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$189,270	$9,168	$1,601	$172,713	$9,665	$1,310
Commercial real estate	216,330	64,634	2,057	244,395	57,647	—
BBCC	3,659	—	190	2,994	—	177
Residential	72,124	—	181	73,806	—	599
Indirect	5,956	—	64	5,802	—	203
Direct	5,478	—	19	4,331	—	74
Home equity	19,142	—	295	17,204	—	328
Total	$511,959	$73,802	$4,407	$521,245	$67,312	$2,691
Interest income recognized on nonaccrual loans was insignificant during the three months ended March 31, 2026 and 2025.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
March 31, 2026
Commercial	$18,750	$153,748	$9,427	$4,653	$1,410
Commercial real estate	210,578	3,353	1,212	—	113
BBCC	2,577	610	254	218	—
Residential	72,124	—	—	—	—
Indirect	—	—	—	5,956	—
Direct	4,284	11	—	244	38
Home equity	19,142	—	—	—	—
Total loans	$327,455	$157,722	$10,893	$11,071	$1,561

December 31, 2025
Commercial	$17,098	$131,107	$6,851	$5,411	$1,942
Commercial real estate	237,984	3,381	1,238	—	116
BBCC	1,364	832	269	260	—
Residential	73,806	—	—	—	—
Indirect	—	—	—	5,802	—
Direct	3,676	15	—	324	16
Home equity	17,204	—	—	—	—
Total loans	$351,132	$135,335	$8,358	$11,797	$2,074
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
The following table presents the amortized cost basis of financial difficulty modifications that were modified by class of loans and type of modification:

(dollars in thousands)	Term Extension	Payment Delay	Total Class of Loans
Three Months Ended March 31, 2026
Commercial	$17,267	$—	0.1%
Commercial real estate	23,529	4,592	0.1%
Total	$40,796	$4,592	0.1%

Three Months Ended March 31, 2025
Commercial	$13,945	$—	0.1%
Commercial real estate	27,383	—	0.2%
Total	$41,328	$—	0.1%

Old National monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of financial difficulty modifications in the twelve months following modification:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
March 31, 2026
Commercial	$—	$—	$2,954	$2,954	$44,579	$47,533
Commercial real estate	3,299	—	—	3,299	81,619	84,918
Total	$3,299	$—	$2,954	$6,253	$126,198	$132,451

March 31, 2025
Commercial	$4,607	$—	$4,701	$9,308	$53,806	$63,114
Commercial real estate	5,612	—	1,730	7,342	154,164	161,506
Total	$10,219	$—	$6,431	$16,650	$207,970	$224,620
The following table summarizes the nature of the financial difficulty modifications by class of loans:

	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)
Three Months Ended March 31, 2026
Commercial	6.9	—
Commercial real estate	5.5	5.0
Total	6.0	5.0

Three Months Ended March 31, 2025
Commercial	6.8	—
Commercial real estate	9.8	—
Total	8.8	—
There were no new payment defaults on loans during the three months ended March 31, 2026 to borrowers whose loans were modified due to financial difficulties within the previous twelve months. There were payment defaults on $2.6 million of loans during the three months ended March 31, 2025 to borrowers whose loans had been modified within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans.
Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties at March 31, 2026 or December 31, 2025.
Purchased Credit Deteriorated Loans
Old National has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans at acquisition was as follows:

(dollars in thousands)	Bremer (1)
Purchase price of loans at acquisition	$1,876,226
Allowance for credit losses at acquisition	103,546
Non-credit discount at acquisition	75,826
Par value of acquired loans at acquisition	$2,055,598
(1)Old National acquired Bremer effective May 1, 2025.

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
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended March 31,
(dollars in thousands)		2026	2025
Operating lease cost	Occupancy/Equipment expense	$9,576	$8,199
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	2,384	2,270
Interest on lease liabilities	Interest expense	230	229
Sub-lease income	Occupancy expense	(107)	(83)
Total		$12,083	$10,615
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$204,165	$209,327
Operating lease liabilities	220,947	226,624
Finance Leases
Premises and equipment, net	20,484	23,950
Other borrowings	22,385	25,798
Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.5	8.7
Finance leases	7.6	7.0
Weighted-Average Discount Rate
Operating leases	3.74%	3.72%
Finance leases	4.05%	4.04%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,092	$8,645
Operating cash flows from finance leases	230	229
Financing cash flows from finance leases	2,332	2,213

The following table presents a maturity analysis of the Company’s lease liability by lease classification at March 31, 2026:

(dollars in thousands)	Operating Leases	Finance Leases
2026	$30,056	$6,101
2027	38,925	3,750
2028	34,981	2,886
2029	32,050	1,498
2030	27,714	1,533
Thereafter	96,797	10,447
Total undiscounted lease payments	260,523	26,215
Amounts representing interest	(39,576)	(3,830)
Lease liability	$220,947	$22,385

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill. See Note 3 to the consolidated financial statements for additional detail regarding acquisitions.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance at beginning of period	$2,425,700	$2,175,251
Acquisitions and adjustments	4,056	—
Balance at end of period	$2,429,756	$2,175,251
Old National performed the required annual goodwill impairment test as of August 31, 2025 and there was no impairment. No events or circumstances since the August 31, 2025 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
March 31, 2026
Core deposit	$586,735	$(189,206)	$397,529
Customer relationship	93,892	(34,758)	59,134
Total other intangible assets	$680,627	$(223,964)	$456,663

December 31, 2025
Core deposit	$586,735	$(166,160)	$420,575
Customer relationship	93,892	(32,181)	61,711
Total other intangible assets	$680,627	$(198,341)	$482,286
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2026 or 2025. Total amortization expense associated with intangible assets was $25.6 million for the three months ended March 31, 2026, compared to $6.8 million for the three months ended March 31, 2025.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2026 remaining	$70,485
2027	84,810
2028	73,690
2029	62,983
2030	52,287
Thereafter	112,408
Total	$456,663
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of March 31, 2026, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		March 31, 2026		December 31, 2025
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (“LIHTC”)	Proportional amortization	$262,088	$113,493	$257,752	$135,776
Federal Historic Tax Credit (“FHTC”)	Proportional amortization	22,420	16,386	23,964	16,505
New Markets Tax Credit (“NMTC”)	Consolidation	121,214	—	128,325	—
Renewable Energy	Equity	4	—	4	—
Total		$405,726	$129,879	$410,045	$152,281
(1)All commitments will be paid by Old National by December 31, 2040.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended March 31, 2026
LIHTC	$5,763	$(7,219)
FHTC	1,544	(1,784)
NMTC	7,111	(9,101)
Total	$14,418	$(18,104)

Three Months Ended March 31, 2025
LIHTC	$3,205	$(4,299)
FHTC	555	(695)
NMTC	3,424	(4,260)
Total	$7,184	$(9,254)
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
NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Outstanding at period end	$264,518	$290,256
Average amount outstanding during the period	260,865	272,961
Maximum amount outstanding at any month-end during the period	269,379	290,256
Weighted-average interest rate:
During the period	0.92%	0.82%
At period end	0.91%	0.88%
At December 31, 2025, securities sold under agreements to repurchase totaled $261.4 million with a weighted-average interest rate of 0.95%.
The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At March 31, 2026
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$264,518	$—	$—	$—	$264,518
Total	$264,518	$—	$—	$—	$264,518

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	March 31, 2026	December 31, 2025
FHLB advances (fixed rates 2.79% to 5.03% and variable rates 3.70% to 3.79%) maturing April 2026 to March 2046	$6,025,200	$6,230,200
Fair value hedge basis adjustments and unamortized prepayment fees	1,601	7,175
Total	$6,026,801	$6,237,375
FHLB advances had weighted-average rates of 3.76% at March 31, 2026 and 3.71% at December 31, 2025. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At March 31, 2026, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $3.2 million, compared to $3.3 million at December 31, 2025.
Contractual maturities of FHLB advances at March 31, 2026 were as follows:

(dollars in thousands)
Due in 2026	$2,400,000
Due in 2027	141,000
Due in 2028	748,000
Due in 2029	706,000
Due in 2030	779,000
Thereafter	1,251,200
Fair value hedge basis adjustments and unamortized prepayment fees	1,601
Total	$6,026,801
NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	March 31, 2026	December 31, 2025
Old National Bancorp:
Subordinated debentures (fixed rates of 5.77% to 5.88%) maturing September 2026 to February 2036	$600,000	$150,000
Unamortized debt issuance costs related to subordinated debentures	(4,430)	—
Junior subordinated debentures (rates of 5.34% to 7.51%) maturing July 2031 to September 2037	198,499	198,499
Other basis adjustments	6,601	7,891
Old National Bank:
Finance lease liabilities	22,385	25,798
Leveraged loans for NMTC (fixed rates of 1.00% to 7.25%) maturing December 2027 to December 2060	459,452	459,452
Other (1)	48,789	10,789
Total other borrowings	$1,331,296	$852,429
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $48.8 million at March 31, 2026 and $10.8 million at December 31, 2025.

Contractual maturities of other borrowings at March 31, 2026 were as follows:

(dollars in thousands)
Due in 2026	$204,327
Due in 2027	19,839
Due in 2028	2,389
Due in 2029	1,059
Due in 2030	1,140
Thereafter	1,100,371
Unamortized debt issuance costs and other basis adjustments	2,171
Total	$1,331,296
Subordinated Notes
Subordinated debentures supporting general corporate purposes are classified in “other borrowings” and qualify as Tier 2 capital for regulatory purposes, subject to certain limitations.
On January 29, 2026, Old National completed the issuance and sale of $450.0 million aggregate principal amount of its 5.768% fixed-to-floating rate subordinated notes due 2036 (the “Notes”). From the date of issuance to February 15, 2031, or earlier redemption date, the Notes will bear interest at an initial fixed rate of 5.768% per year, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2026. From February 15, 2031 to the maturity date of February 15, 2036, or earlier redemption date, the Notes will bear interest at a floating rate per year equal to a benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate (“SOFR”)) plus 220 basis points, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing on May 15, 2031. The Company intends to use the net proceeds from this offering for general corporate purposes.
On February 15, 2022, Old National assumed $150.0 million of subordinated fixed rate notes related to the First Midwest Bancorp, Inc. merger. The subordinated debentures have a 5.875% fixed rate of interest through the September 29, 2026 maturity date.
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

The following table summarizes the terms of our outstanding junior subordinated debentures at March 31, 2026:

(dollars in thousands)				Rate at March 31, 2026
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	7.51%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	7.28%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	5.69%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	5.74%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	5.51%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	5.34%	December 15, 2035
Bremer Statutory Trust II	June 2006	61,856	3-month SOFR plus 1.60%	5.53%	June 1, 2036
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	5.59%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	5.53%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	5.62%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	5.54%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	5.64%	September 15, 2037
Total		$198,499

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $22.4 million at March 31, 2026. See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrecognized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Hedges	Total
Three Months Ended March 31, 2026
Balance at beginning of period	$(428,436)	$(70,464)	$20,229	$(478,671)
Other comprehensive income (loss) before reclassifications	(63,967)	—	(4,522)	(68,489)
Amounts reclassified from AOCI to income (1)	(56)	2,728	1,234	3,906
Balance at end of period	$(492,459)	$(67,736)	$16,941	$(543,254)

Three Months Ended March 31, 2025
Balance at beginning of period	$(668,063)	$(82,294)	$4,314	$(746,043)
Other comprehensive income (loss) before reclassifications	85,228	—	8,442	93,670
Amounts reclassified from AOCI to income (1)	56	2,921	887	3,864
Balance at end of period	$(582,779)	$(79,373)	$13,643	$(648,509)
(1)See table below for details about reclassifications to income.

The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$75	$(76)	Debt securities gains (losses), net
	(19)	20	Income tax (expense) benefit
	$56	$(56)	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(3,656)	$(3,915)	Interest income (expense)
	928	994	Income tax (expense) benefit
	$(2,728)	$(2,921)	Net income
Gains and losses on hedges Interest rate contracts	$(1,665)	$(1,196)	Interest income (expense)
	431	309	Income tax (expense) benefit
	$(1,234)	$(887)	Net income

Total reclassifications for the period	$(3,906)	$(3,864)	Net income
NOTE 14 – INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Provision at statutory rate of 21%	$62,006	$38,128
State income taxes	13,846	6,901
Tax credit investments - federal:
New market tax credits	(7,190)	(3,365)
Other tax credit investments	(587)	(737)
Nontaxable or nondeductible items:
Tax-exempt interest	(6,220)	(4,252)
FDIC premiums	2,889	2,037
Other nontaxable or nondeductible items	97	185
Change in uncertain tax positions	(1,700)	—
Other, net	(1,544)	(1,993)
Income tax expense	$61,597	$36,904
Effective tax rate	20.9%	20.3%
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At March 31, 2026, net deferred tax assets totaled $477.3 million, compared to $473.2 million at December 31, 2025. No valuation allowance was required on the Company’s deferred tax assets at March 31, 2026 or December 31, 2025.
The Company’s retained earnings at March 31, 2026 included an appropriation for acquired thrifts’ tax bad debt allowances totaling $58.6 million for which no provision for federal or state income taxes has been made. If in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Old National has federal net operating loss carryforwards totaling $110.3 million at March 31, 2026 and $87.8 million at December 31, 2025. This federal net operating loss was acquired from the acquisitions of Anchor BanCorp Wisconsin Inc. in 2016, First Midwest Bancorp, Inc. in 2022, CapStar Financial Holdings, Inc. in 2024, and Bremer in 2025. If not used, the federal net operating loss carryforwards will begin expiring in 2032 and later. Old National has recorded state net operating loss carryforwards totaling $148.3 million at March 31, 2026 and $140.3 million at December 31, 2025. If not used, the state net operating loss carryforwards will expire from 2028 to 2044.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $50.0 million notional amount at both March 31, 2026 and December 31, 2025. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $2.7 billion notional amount at March 31, 2026 and $2.3 billion notional amount at December 31, 2025. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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

Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $900.0 million notional amount at March 31, 2026 and $1.1 billion notional amount at December 31, 2025. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $877.4 million notional amount at March 31, 2026 and $927.4 million notional amount at December 31, 2025. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	March 31, 2026			December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges
Interest rate swaps, collars, and floors on loan pools	$2,700,000	$7,541	$6,503	$2,300,000	$11,627	$1,667
Interest rate swaps on borrowings (3)	50,000	—	—	50,000	—	—
Fair value hedges
Interest rate swaps on investment securities (3)	877,407	—	—	927,407	—	—
Interest rate swaps on borrowings (3)	900,000	3,244	—	1,100,000	4,836	—
Total		$10,785	$6,503		$16,463	$1,667

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.
The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended March 31, 2026
Interest rate contracts	Interest income/(expense)	$(5,056)	Fixed-rate debt	Interest income/(expense)	$5,050
Interest rate contracts	Interest income/(expense)	763	Fixed-rate investment securities	Interest income/(expense)	(750)
Total		$(4,293)			$4,300

Three Months Ended March 31, 2025
Interest rate contracts	Interest income/(expense)	$8,976	Fixed-rate debt	Interest income/(expense)	$(8,933)
Interest rate contracts	Interest income/(expense)	(19,167)	Fixed-rate investment securities	Interest income/(expense)	19,146
Total		$(10,191)			$10,213

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)		2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(8,307)	$11,386	$(2,940)	$(2,294)

Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $2.4 million will be reclassified to interest income and $10.8 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (“interest rate lock commitments”) and forward commitments for the future delivery of mortgage loans to third party investors (“forward mortgage loan contracts”) are considered derivatives. These derivative contracts do not qualify for hedge accounting. At March 31, 2026, the notional amounts of the interest rate lock commitments totaled $134.1 million and forward mortgage loan contracts totaled $172.0 million. At December 31, 2025, the notional amounts of the interest rate lock commitments totaled $81.7 million and forward commitments totaled $120.6 million. It is our practice to enter into forward mortgage loan contracts for the future delivery of residential mortgage loans to third-party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments totaled $10.2 billion at March 31, 2026 and $9.9 billion at December 31, 2025. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	March 31, 2026			December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$134,095	$287	$—	$81,698	$583	$—
Forward mortgage loan contracts	171,997	1,219	—	120,584	—	402
Customer interest rate contracts	10,238,594	51,951	191,368	9,939,577	76,026	180,367
Counterparty interest rate contracts (3)	10,238,594	87,889	52,268	9,939,577	77,597	76,442
Customer foreign currency contracts	22,316	4,520	6	12,086	106	27
Counterparty foreign currency contracts	21,997	144	4,498	11,656	53	63
Total		$146,010	$248,140		$154,365	$257,301

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended March 31,
(dollars in thousands)		2026	2025
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$165	$23
Mortgage contracts	Mortgage banking revenue	1,325	(381)
Foreign currency contracts	Other income/(expense)	71	53
Total		$1,561	$(305)
(1)Includes the valuation differences between the customer and offsetting swaps.
Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$156,795	$254,643	$170,828	$258,968
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	156,795	254,643	170,828	258,968
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(63,269)	(63,269)	(78,172)	(78,172)
Cash collateral pledged	(4,310)	(53,329)	(17,670)	(28,689)
Net credit exposure	$89,216	$138,045	$74,986	$152,107
NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At March 31, 2026, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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

The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	March 31, 2026	December 31, 2025
Unfunded loan commitments (1)	$11,336,390	$12,145,320
Standby letters of credit (2)	221,440	199,638
(1)Excludes cancellable loan commitments of $2.9 billion at March 31, 2026 and $2.8 billion at December 31, 2025.
(2)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.8 million at March 31, 2026 and $1.7 million at December 31, 2025.
At March 31, 2026, approximately 3% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0.01% to 20.74%. The allowance for unfunded loan commitments totaled $33.7 million at March 31, 2026 and $35.6 million at December 31, 2025.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $1.4 billion at March 31, 2026 and $1.3 billion at December 31, 2025.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2026 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$125,596	$125,596	$—	$—
Investment securities available-for-sale:
U.S. Treasury	213,252	213,252	—	—
U.S. government-sponsored entities and agencies	1,334,918	—	1,334,918	—
Mortgage-backed securities - Agency	9,399,295	—	9,399,295	—
States and political subdivisions	314,529	—	314,529	—
Pooled trust preferred securities	11,799	—	11,799	—
Other securities	172,269	—	172,269	—
Loans held-for-sale	56,128	—	56,128	—
Derivative assets	156,795	—	156,795	—
Financial Liabilities
Derivative liabilities	254,643	—	254,643	—

		Fair Value Measurements at December 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$128,857	$128,857	$—	$—
Investment securities available-for-sale:
U.S. Treasury	214,544	214,544	—	—
U.S. government-sponsored entities and agencies	1,372,392	—	1,372,392	—
Mortgage-backed securities - Agency	9,168,035	—	9,168,035	—
States and political subdivisions	426,008	—	426,008	—
Pooled trust preferred securities	11,734	—	11,734	—
Other securities	191,737	—	191,737	—
Loans held-for-sale	52,911	—	52,911	—
Derivative assets	170,828	—	170,828	—
Financial Liabilities
Derivative liabilities	258,968	—	258,968	—
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis at March 31, 2026 are summarized below:

		Fair Value Measurements at March 31, 2026 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$56,683	$—	$—	$56,683
Commercial real estate loans	87,858	—	—	87,858
Foreclosed Assets:
Commercial real estate	2,281	—	—	2,281

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $211.8 million, with a valuation allowance of $67.3 million at March 31, 2026. Old National recorded provision expense associated with these loans totaling $2.1 million and $9.6 million for the three months ended March 31, 2026 and 2025, respectively.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $2.3 million at March 31, 2026. There were no material writedowns on other real estate owned for the three months ended March 31, 2026 or the three months ended March 31, 2025.
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
At December 31, 2025, commercial and commercial real estate loans that are deemed collateral dependent had a principal amount of $256.3 million, with a valuation allowance of $90.9 million. Net carrying amount of other real estate owned and other repossessed property totaled $1.1 million at December 31, 2025.
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
March 31, 2026
Collateral Dependent Loans
Commercial loans	$56,683	Discounted	Discount for type of property,	8% - 67% (31%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	87,858	Discounted	Discount for type of property,	0% - 33% (16%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	2,281	Fair value of	Discount for type of property,	0% - 30% (26%)
		collateral	age of appraisal, and current status
December 31, 2025
Collateral Dependent Loans
Commercial loans	$55,471	Discounted	Discount for type of property,	8% - 50% (35%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	109,852	Discounted	Discount for type of property,	2% - 61% (17%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	975	Fair value of	Discount for type of property,	30%
		collateral	age of appraisal, and current status
Residential (2)	98	Fair value of	Discount for type of property,	44%
		collateral	age of appraisal, and current status
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There was only one foreclosed commercial real estate property and one foreclosed residential property at December 31, 2025 with write-downs during the year ended December 31, 2025, so no range or weighted average is reported.

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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Interest income for loans held-for-sale is included in the income statement totaling $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
March 31, 2026
Loans held-for-sale	$56,128	$358	$55,770
December 31, 2025
Loans held-for-sale	$52,911	$1,148	$51,763
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended March 31, 2026
Loans held-for-sale	$(752)	$—	$(38)	$(790)

Three Months Ended March 31, 2025
Loans held-for-sale	$603	$—	$(9)	$594

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at March 31, 2026 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,754,148	$1,754,148	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	823,732	—	688,597	—
Mortgage-backed securities - Agency	896,328	—	763,724	—
State and political subdivisions	1,139,766	—	1,015,620	—
Loans, net:
Commercial	15,371,472	—	—	15,533,643
Commercial real estate	21,924,868	—	—	22,153,282
Residential real estate	8,581,645	—	—	7,672,612
Consumer credit	3,279,501	—	—	3,129,418
Accrued interest receivable	299,081	1,150	68,236	229,695
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$12,927,096	$12,927,096	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	32,826,917	32,826,917	—	—
Time deposits	9,918,459	—	9,878,366	—
Federal funds purchased and interbank borrowings	200,583	200,583	—	—
Securities sold under agreements to repurchase	264,518	264,518	—	—
FHLB advances	6,026,801	—	6,003,186	—
Other borrowings	1,331,296	—	1,359,709	—
Accrued interest payable	62,584	—	62,584	—
Standby letters of credit	1,782	—	—	1,782

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$5,298

		Fair Value Measurements at December 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,826,177	$1,826,177	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	840,435	—	710,909	—
Mortgage-backed securities - Agency	910,323	—	782,818	—
State and political subdivisions	1,144,730	—	1,046,511	—
Loans, net:
Commercial	14,737,809	—	—	14,831,563
Commercial real estate	21,780,686	—	—	21,806,075
Residential real estate	8,433,102	—	—	7,526,511
Consumer credit	3,243,045	—	—	3,027,561
Accrued interest receivable	306,812	894	77,288	228,630
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$13,247,483	$13,247,483	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	32,179,688	32,179,688	—	—
Time deposits	9,661,024	—	9,540,748	—
Federal funds purchased and interbank borrowings	100,197	100,197	—	—
Securities sold under agreements to repurchase	261,366	261,366	—	—
FHLB advances	6,237,375	—	6,229,752	—
Other borrowings	852,429	—	853,938	—
Accrued interest payable	65,291	—	65,291	—
Standby letters of credit	1,672	—	—	1,672

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$5,687
The methods utilized to measure the fair value of financial instruments at March 31, 2026 and December 31, 2025 represent an approximation of exit price, however, an actual exit price may differ.
NOTE 18 – SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in assessing performance and in deciding how to allocate resources. Old National’s CODM is the Chairman and CEO of the Company.
Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States and elsewhere, including commercial and consumer loan and depository services, private banking, capital markets, brokerage, wealth management, trust, investment advisory, and other traditional banking services. The Company’s business activities are predominantly similar in their nature, operations, and economic characteristics, largely serving commercial, specialty and consumer banking clients with products and services that are offered through overall similar processes and platforms. The accounting policies for the services discussed here are the same as those described in Note 1 to the consolidated financial statements included in Old National’s Annual Report on Form 10-K for the year ended December 31, 2025. We earn interest income on loans as well as fee income from the origination of loans and from fees charged on deposit accounts. Lending activities include loans to individuals, which primarily consist of home equity lines of credit, residential real estate loans, and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, agricultural loans, letters of credit, and lease financing. Residential real estate loans are either kept in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis generally discussing our results of operations for the three months ended March 31, 2026 compared to the same period in 2025, and financial condition as of March 31, 2026 compared to December 31, 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”).
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934 and Rule 3b-6 promulgated thereunder, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” “would,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements, including, but not limited to: competition; government legislation, regulations and policies, including trade and tariff policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; the impact of purchase accounting with respect to the merger between Old National and Bremer (the “Merger”), or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine their fair value and credit marks; the potential impact of future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses, the success of revenue-generating and cost reduction initiatives and the diversion of management’s attention from ongoing business operations and opportunities; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information technology systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; adverse effects on our information technology systems, or those of third parties, resulting from failures, disruptions or cybersecurity attacks, including ransomware; security breaches, including denial of service attacks, hacking, social engineering attacks, malware intrusion and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; political and economic uncertainty and instability; the impacts of pandemics, epidemics and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in our 2025 Annual Report on Form 10-K and other filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
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
Investors should consider these risks, uncertainties, and other factors in addition to the factors under the heading “Risk Factors” included in Item 1A of Part I of Old National’s 2025 Annual Report on Form 10-K and our other filings with the SEC.

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Income Statement:
Net interest income	$572,573	$580,832	$574,609	$514,790	$387,643
Taxable equivalent adjustment (1) (3)	7,849	8,013	7,975	7,063	5,360
Net interest income - taxable equivalent basis (3)	580,422	588,845	582,584	521,853	393,003
Provision for credit losses	34,946	32,745	26,738	106,835	31,403
Noninterest income	122,346	109,759	130,461	132,517	93,794
Noninterest expense	364,704	386,320	445,734	384,766	268,471
Net income applicable to common shareholders	229,638	212,589	178,533	121,375	140,625
Per Common Share Data:
Weighted average diluted common shares	388,054	389,550	390,496	361,436	321,016
Net income (diluted)	$0.59	$0.55	$0.46	$0.34	$0.44
Cash dividends	0.145	0.14	0.14	0.14	0.14
Common dividend payout ratio (2)	25%	25%	30%	41%	32%
Book value	$21.40	$21.17	$20.64	$20.12	$19.71
Stock price	22.10	22.31	21.95	21.34	21.19
Tangible common book value (3)	13.93	13.71	13.15	12.60	12.54
Performance Ratios:
Return on average assets	1.29%	1.21%	1.03%	0.77%	1.08%
Return on average common equity	11.07	10.44	9.01	6.74	9.11
Return on average tangible common equity (3)	18.41	17.76	15.87	12.00	15.02
Net interest margin (3)	3.55	3.65	3.64	3.53	3.27
Efficiency ratio (3)	48.25	51.58	58.84	55.80	53.74
Net charge-offs to average loans	0.26	0.27	0.25	0.24	0.24
Allowance for credit losses on loans to ending loans	1.15	1.17	1.19	1.18	1.10
Allowance for credit losses (4) to ending loans	1.22	1.24	1.26	1.24	1.16
Non-performing loans to ending loans	1.03	1.07	1.23	1.24	1.29
Balance Sheet:
Total loans	$49,731,844	$48,764,162	$47,967,915	$47,902,819	$36,413,944
Total assets	73,002,651	72,151,967	71,210,162	70,979,805	53,877,944
Total deposits	55,672,472	55,088,195	55,006,184	54,357,683	41,034,572
Total borrowed funds	7,823,198	7,451,367	6,766,381	7,346,098	5,447,054
Total shareholders’ equity	8,510,653	8,494,788	8,309,271	8,126,387	6,534,654
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.11%	11.08%	11.02%	10.74%	11.62%
Tier 1	11.56	11.53	11.49	11.20	12.23
Total	13.71	12.85	12.78	12.59	13.68
Leverage ratio (to average assets)	8.93	8.90	8.72	9.26	9.44
Total equity to assets (averages)	11.79	11.73	11.48	11.38	12.01
Tangible common equity to tangible assets (3)	7.67	7.72	7.53	7.26	7.76
Nonfinancial Data:
Full-time equivalent employees	4,948	4,971	5,243	5,313	4,028
Banking centers	346	346	351	351	280
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
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include merger-related charges associated with completed and pending acquisitions, distribution of excess pension assets expense, debt securities gains/losses, pension plan gain/loss, CECL Day 1 non-PCD provision expense, and FDIC special assessment expense. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company’s underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Net income per common share:
Net income applicable to common shares	$229,638	$212,589	$178,533	$121,375	$140,625
Adjustments:
Merger-related charges	7,323	24,547	69,274	41,206	5,856
Distribution of excess pension assets expense	3,394	—	—	—	—
Debt securities (gains) losses	(75)	(73)	(7)	41	76
Pension plan (gain) loss	—	15,878	—	(21,001)	—
CECL Day 1 non-PCD provision expense	—	—	—	75,604	—
FDIC special assessment	—	(2,994)	—	—	—
Less: tax effect on net total adjustments (2)	(2,630)	(8,973)	(16,492)	(26,372)	(1,103)
Net income applicable to common shares, adjusted (1)	$237,650	$240,974	$231,308	$190,853	$145,454
Weighted average diluted common shares outstanding	388,054	389,550	390,496	361,436	321,016
Net income per common share, diluted	$0.59	$0.55	$0.46	$0.34	$0.44
Adjusted net income per common share, diluted (1)	$0.61	$0.62	$0.59	$0.53	$0.45
Tangible common book value:
Shareholders’ common equity	$8,266,934	$8,251,069	$8,065,552	$7,882,668	$6,290,935
Deduct: Goodwill and intangible assets	2,886,419	2,907,986	2,926,960	2,944,372	2,289,268
Tangible shareholders’ common equity (1)	$5,380,515	$5,343,083	$5,138,592	$4,938,296	$4,001,667
Period end common shares	386,315	389,662	390,768	391,818	319,236
Tangible common book value (1)	$13.93	$13.71	$13.15	$12.60	$12.54
Return on average tangible common equity:
Net income applicable to common shares	$229,638	$212,589	$178,533	$121,375	$140,625
Add: Intangible amortization (net of tax) (2)	19,217	19,512	19,638	14,722	5,122
Tangible net income (1)	$248,855	$232,101	$198,171	$136,097	$145,747
Average shareholders’ common equity	$8,300,501	$8,147,348	$7,924,856	$7,208,397	$6,172,766
Deduct: Average goodwill and intangible assets	2,894,824	2,919,924	2,931,319	2,670,710	2,292,526
Average tangible shareholders’ common equity (1)	$5,405,677	$5,227,424	$4,993,537	$4,537,687	$3,880,240
Return on average tangible common equity (1)	18.41%	17.76%	15.87%	12.00%	15.02%
Net interest margin:
Net interest income	$572,573	$580,832	$574,609	$514,790	$387,643
Taxable equivalent adjustment	7,849	8,013	7,975	7,063	5,360
Net interest income - taxable equivalent basis (1)	$580,422	$588,845	$582,584	$521,853	$393,003
Average earning assets	$65,433,548	$64,456,815	$64,032,811	$59,061,249	$48,077,320
Net interest margin (1)	3.55%	3.65%	3.64%	3.53%	3.27%
Efficiency ratio:
Noninterest expense	$364,704	$386,320	$445,734	$384,766	$268,471
Deduct: Intangible amortization expense	25,623	26,016	26,184	19,630	6,830
Adjusted noninterest expense (1)	$339,081	$360,304	$419,550	$365,136	$261,641
Net interest income - taxable equivalent basis (1) (see above)	$580,422	$588,845	$582,584	$521,853	$393,003
Noninterest income	122,346	109,759	130,461	132,517	93,794
Deduct: Debt securities gains (losses), net	75	73	7	(41)	(76)
Adjusted total revenue (1)	$702,693	$698,531	$713,038	$654,411	$486,873
Efficiency ratio (1)	48.25%	51.58%	58.84%	55.80%	53.74%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$5,380,515	$5,343,083	$5,138,592	$4,938,296	$4,001,667
Assets	$73,002,651	$72,151,967	$71,210,162	$70,979,805	$53,877,944
Deduct: Goodwill and intangible assets	2,886,419	2,907,986	2,926,960	2,944,372	2,289,268
Tangible assets (1)	$70,116,232	$69,243,981	$68,283,202	$68,035,433	$51,588,676
Tangible common equity to tangible assets (1)	7.67%	7.72%	7.53%	7.26%	7.76%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 25 banking companies headquartered in the United States with consolidated assets of $73.0 billion at March 31, 2026. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana with commercial and consumer banking operations headquartered in Chicago, Illinois. Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
Net income applicable to common shares for the first quarter of 2026 was $229.6 million, or $0.59 per diluted common share, compared to $212.6 million, or $0.55 per diluted common share, for the fourth quarter of 2025.
Results for the first quarter of 2026 were impacted by $7.3 million in pre-tax merger-related expenses as a result of Old National’s acquisition of Bremer Financial Corporation (“Bremer”) on May 1, 2025 and a $3.4 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest Bancorp, Inc. (“First Midwest”) plan. Results for the fourth quarter of 2025 were impacted by $24.5 million of merger-related expenses, a $15.9 million pre-tax loss associated with the termination of the Bremer pension plan, and $3.0 million pre-tax reduction of previously accrued FDIC special assessment. Excluding these items, net income applicable to common shares for the first quarter of 2026 was $237.7 million, or $0.61 per diluted common share on an adjusted basis1, compared to $241.0 million, or $0.62 per diluted common share on an adjusted basis1, for the fourth quarter of 2025.
Our results for the first quarter of 2026 reflect solid growth in total loans and deposits, disciplined expense management, and strong credit quality and capital.
Deposits:  Period-end total deposits increased $584.3 million, or 4% annualized, to $55.7 billion at March 31, 2026 compared to December 31, 2025.
Loans:  Our loan balances, excluding loans held-for-sale, increased $967.7 million, or 8% annualized, to $49.7 billion at March 31, 2026 compared to December 31, 2025 reflecting strong commercial loan production.
Net Interest Income: Net interest income decreased $8.3 million to $572.6 million compared to the fourth quarter of 2025 driven by lower asset yields, partly offset by high quality loan growth and lower funding costs.
Provision for Credit Losses:  Provision for credit losses was $34.9 million compared to $32.7 million in the fourth quarter of 2025.
Noninterest Income:  Noninterest income was $122.3 million compared to $109.8 million, or $125.6 million excluding a $15.9 million pre-tax loss associated with the termination of the Bremer pension plan in the fourth quarter of 2025. The decrease (when excluding the loss associated with the termination of the pension plan in the fourth quarter of 2025) reflects seasonally lower bank fees as well as lower capital markets and mortgage fees that were elevated in the fourth quarter of 2025, partly offset by strong wealth management fees.
Noninterest Expense:  Noninterest expense decreased $21.6 million compared to the fourth quarter of 2025. In the first quarter of 2026, noninterest expense included $7.3 million of merger-related expenses and a $3.4 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan. In the fourth quarter of 2025, noninterest expense included $24.5 million of merger-related expenses and $3.0 million pre-tax reduction of previously accrued FDIC special assessment. Excluding these expenses, noninterest expense was $354.0 million for the first quarter of 2026, a decrease of $10.8 million from $364.8 million for the fourth quarter of 2025 driven by disciplined expense management and lower other expense, which was elevated in the prior quarter.
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended March 31,		% Change
	2026	2025
Income Statement Summary:
Net interest income	$572,573	$387,643	47.7%
Provision for credit losses	34,946	31,403	11.3
Noninterest income	122,346	93,794	30.4
Noninterest expense	364,704	268,471	35.8
Net income applicable to common shareholders	229,638	140,625	63.3
Net income per common share - diluted	0.59	0.44	34.1
Other Data:
Return on average common equity	11.07%	9.11%
Return on average tangible common equity (1)	18.41	15.02
Efficiency ratio (1)	48.25	53.74
Tier 1 leverage ratio	8.93	9.44
Net charge-offs to average loans	0.26	0.24
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 82% of revenues for the three months ended March 31, 2026. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
The Federal Reserve held its interest rates steady during the first quarter of 2026 and decreased interest rates compared to those in effect as of March 31, 2025. The Federal Reserve’s Federal Funds Rate is currently in a target range of 3.50% to 3.75%, with the Effective Federal Funds Rate of 3.64% at March 31, 2026 compared to 4.33% at March 31, 2025. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,215,029	$10,944	3.65%	$791,067	$8,815	4.52%
Investment securities:
Treasury and government sponsored agencies	2,418,767	19,121	3.16%	2,318,869	20,019	3.45%
Mortgage-backed securities	10,267,648	107,465	4.19%	6,287,825	54,523	3.47%
States and political subdivisions	1,525,277	12,541	3.29%	1,610,819	13,242	3.29%
Other securities	839,943	13,377	6.37%	770,839	10,512	5.45%
Total investment securities	15,051,635	152,504	4.05%	10,988,352	98,296	3.58%
Loans: (2)
Commercial	15,305,376	233,440	6.10%	10,397,991	165,595	6.37%
Commercial real estate	22,056,911	335,948	6.09%	16,213,606	245,935	6.07%
Residential real estate loans	8,534,092	98,953	4.64%	6,815,091	67,648	3.97%
Consumer	3,270,505	53,451	6.63%	2,871,213	49,470	6.99%
Total loans	49,166,884	721,792	5.88%	36,297,901	528,648	5.83%
Total earning assets	65,433,548	$885,240	5.42%	48,077,320	$635,759	5.30%
Deduct: Allowance for credit losses on loans	(573,105)			(398,765)
Non-Earning Assets
Cash and due from banks	548,932			372,428
Other assets	7,044,468			5,394,600
Total assets	$72,453,843			$53,445,583

Interest-Bearing Liabilities
Checking and NOW accounts	$10,966,236	$46,295	1.71%	$8,026,407	$29,462	1.49%
Savings accounts	4,920,639	3,011	0.25%	4,692,239	3,608	0.31%
Money market accounts	16,542,693	99,956	2.45%	11,743,957	89,275	3.08%
Time deposits	9,749,234	84,069	3.50%	6,963,444	68,150	3.97%
Total interest-bearing deposits	42,178,802	233,331	2.24%	31,426,047	190,495	2.46%
Federal funds purchased and interbank borrowings	3,634	23	2.57%	148,130	1,625	4.45%
Securities sold under agreements to repurchase	260,865	594	0.92%	272,961	551	0.82%
FHLB advances	6,303,888	58,052	3.73%	4,464,590	41,896	3.81%
Other borrowings	1,172,559	12,818	4.43%	675,759	8,189	4.91%
Total borrowed funds	7,740,946	71,487	3.75%	5,561,440	52,261	3.81%
Total interest-bearing liabilities	$49,919,748	$304,818	2.48%	$36,987,487	$242,756	2.66%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$12,890,201			$9,096,676
Other liabilities	1,099,674			944,935
Shareholders’ equity	8,544,220			6,416,485
Total liabilities and shareholders’ equity	$72,453,843			$53,445,583

Net interest income - taxable equivalent basis		$580,422	3.55%		$393,003	3.27%
Taxable equivalent adjustment		(7,849)			(5,360)
Net interest income (GAAP)		$572,573	3.50%		$387,643	3.23%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended March 31, 2025 to Three Months Ended March 31, 2026
	Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate
Interest Income
Money market and other interest-earning investments	$2,129	$4,316	$(2,187)
Investment securities (2)	54,208	38,759	15,449
Loans (3)	193,144	188,167	4,977
Total interest income	249,481	231,242	18,239
Interest Expense
Checking and NOW deposits	16,833	11,645	5,188
Savings deposits	(597)	164	(761)
Money market deposits	10,681	33,117	(22,436)
Time deposits	15,919	25,889	(9,970)
Federal funds purchased and interbank borrowings	(1,602)	(1,256)	(346)
Securities sold under agreements to repurchase	43	(27)	70
FHLB advances	16,156	17,224	(1,068)
Other borrowings	4,629	5,773	(1,144)
Total interest expense	62,062	92,529	(30,467)
Net interest income	$187,419	$138,713	$48,706
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.5 million during the three months ended March 31, 2026 and $2.7 million during the three months ended March 31, 2025; using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $5.3 million during the three months ended March 31, 2026 and $2.7 million during the three months ended March 31, 2025; using the federal statutory rate in effect of 21%.
The increase in net interest income for the three months ended March 31, 2026 compared to the same period in 2025 was driven by the acquisition of Bremer as well as strong loan growth, and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities.
The increase in net interest margin on a fully taxable equivalent basis for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to the impact of Bremer, loan growth, and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities. The yield on interest earning assets increased 12 basis points and the cost of interest-bearing liabilities decreased 18 basis points in the three months ended March 31, 2026 compared to the same quarter a year ago.
Average earning assets increased $17.4 billion for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to Bremer loans and securities acquired as well as strong loan growth.
Average loans, including loans held-for-sale, increased $12.9 billion for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to Bremer loans acquired as well as strong commercial and commercial real estate loan growth. Bremer loans totaled $11.2 billion at the close of the acquisition.
Average noninterest-bearing deposits increased $3.8 billion while average interest-bearing deposits increased $10.8 billion for the three months ended March 31, 2026 when compared to the same period in 2025 reflecting Bremer deposits assumed and organic growth. Bremer deposits assumed totaled $12.9 billion at the close of the acquisition.

Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Provision for credit losses on loans	$36,854	$31,026	18.8%
Provision (release) for credit losses on unfunded loan commitments	(1,908)	377	(606.1)
Total provision for credit losses	$34,946	$31,403	11.3%

Net (charge-offs) recoveries on non-PCD loans	$(22,444)	$(18,836)	19.2%
Net (charge-offs) recoveries on PCD loans	(9,572)	(2,780)	244.3
Total net (charge-offs) recoveries on loans	$(32,016)	$(21,616)	48.1%
Net charge-offs (recoveries) to average loans	0.26%	0.24%	9.3
Total provision for credit losses on loans increased in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to credit migration, higher net charge-offs, and macroeconomic factors. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income:

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Wealth and investment services fees	$39,715	$29,648	34.0%
Service charges on deposit accounts	26,937	21,156	27.3
Debit card and ATM fees	12,038	9,991	20.5
Mortgage banking revenue	9,554	6,879	38.9
Capital markets income	11,016	4,506	144.5
Company-owned life insurance	7,561	5,381	40.5
Debt securities gains (losses), net	75	(76)	(198.7)
Other income	15,450	16,309	(5.3)
Total noninterest income	$122,346	$93,794	30.4%
Noninterest income increased $28.6 million for the three months ended March 31, 2026 compared to the same period in 2025 driven by the acquisition of Bremer in May 2025 and organic growth of fee-based businesses.
Wealth and investment services fees increased $10.1 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher trust and brokerage fees and the Bremer acquisition.
Mortgage banking revenue increased $2.7 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher mortgage originations, increased loan sales, and the Bremer acquisition.
Capital markets income increased $6.5 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher levels of commercial real estate client interest rate swap fees and the Bremer acquisition.

Other income decreased $0.9 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to $4.2 million of net gains on sales of commercial loans in the three months ended March 31, 2025, partially offset by additional other income associated with the acquisition of Bremer.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended March 31,		%
(dollars in thousands)	2026	2025	Change
Salaries and employee benefits	$184,073	$148,305	24.1%
Occupancy	36,995	29,053	27.3
Equipment	12,075	8,901	35.7
Marketing	16,434	11,940	37.6
Technology	29,025	22,020	31.8
Communication	6,196	4,134	49.9
Professional fees	12,356	7,919	56.0
FDIC assessment	13,756	9,700	41.8
Amortization of intangibles	25,623	6,830	275.2
Amortization of tax credit investments	7,111	3,424	107.7
Other expense	21,060	16,245	29.6
Total noninterest expense	$364,704	$268,471	35.8%
Noninterest expense included $7.3 million and $5.9 million of merger-related expenses for the three months ended March 31, 2026 and 2025, respectively. Noninterest expense for the three months ended March 31, 2026 also included a $3.4 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan. Excluding these expenses, noninterest expense increased to $354.0 million for the three months ended March 31, 2026, compared to $262.6 million for the three months ended March 31, 2025. This increase was driven primarily by operating costs and additional amortization of intangibles related to the acquisition of Bremer.
Amortization of tax credit investments increased $3.7 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to additional amortization related to the Bremer acquisition. In addition, the recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date. See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 20.9% and 20.3% for the three months ended March 31, 2026 and 2025, respectively. See Note 14 to the consolidated financial statements for additional information. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2026 based on the current estimate of the effective annual rate.
FINANCIAL CONDITION
Overview
At March 31, 2026, our assets were $73.0 billion, an $850.7 million increase compared to assets of $72.2 billion at December 31, 2025, reflective of strong loan growth.

Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. Earning assets were $65.9 billion at March 31, 2026, a $987.8 million increase compared to earning assets of $65.0 billion at December 31, 2025.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $14.9 billion at both March 31, 2026 and December 31, 2025, representing 23% of earning assets for both periods. At March 31, 2026, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $656.3 million and $570.4 million at March 31, 2026 and December 31, 2025, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $391.9 million and $355.3 million at March 31, 2026 and December 31, 2025, respectively.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.06 at March 31, 2026, compared to 3.80 at December 31, 2025. The total investment securities portfolio had an effective duration of 4.71 at March 31, 2026, compared to 4.51 at December 31, 2025. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on investment securities, on a taxable equivalent basis, were 4.05% for the three months ended March 31, 2026, compared to 3.58% for the three months ended March 31, 2025.
Loan Portfolio
We lend to consumer and commercial clients in many diverse industries including real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture, among others. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. The following table presents the composition of the loan portfolio:

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Commercial	$15,617,656	$14,983,861	$633,795	4.2%
Commercial real estate	22,192,900	22,050,007	142,893	0.6
Residential real estate	8,621,409	8,467,496	153,913	1.8
Consumer	3,299,879	3,262,798	37,081	1.1
Total loans	$49,731,844	$48,764,162	$967,682	2.0%

The following table presents the composition of the loan portfolio by state:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total Loans	Percent of Total
March 31, 2026
Minnesota	$2,721,607	$5,223,920	$1,937,538	$380,189	$10,263,254	21%
Illinois	3,002,807	3,550,687	1,450,076	621,526	8,625,096	17%
Indiana	1,748,810	1,822,907	1,094,600	951,764	5,618,081	11%
Wisconsin	1,143,105	2,679,393	559,274	184,196	4,565,968	9%
Michigan	800,694	1,408,598	640,841	268,740	3,118,873	6%
Tennessee	436,421	1,259,876	295,069	236,920	2,228,286	4%
Kentucky	332,246	631,223	265,207	395,946	1,624,622	3%
North Dakota	415,094	994,819	157,710	31,835	1,599,458	3%
Texas	397,140	632,008	270,618	11,188	1,310,954	3%
Ohio	711,282	472,010	10,523	16,043	1,209,858	2%
Florida	332,531	499,152	321,489	37,176	1,190,348	2%
Other	3,575,919	3,018,307	1,618,464	164,356	8,377,046	17%
Total	$15,617,656	$22,192,900	$8,621,409	$3,299,879	$49,731,844	100%
Geographic location in the preceding table is determined by collateral location for real estate loans and borrower location for non-real estate loans.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 57% of earning assets at both March 31, 2026 and December 31, 2025. At March 31, 2026, commercial and commercial real estate loans were $37.8 billion, an increase of $776.7 million from December 31, 2025 driven primarily by disciplined commercial loan production.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	March 31, 2026			December 31, 2025
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Health care and social assistance	$2,952,347	$3,593,003	$24,386	$2,805,380	$3,464,934	$24,489
Manufacturing	2,511,812	3,671,421	29,326	2,139,977	3,614,096	16,915
Real estate rental and leasing	1,599,748	2,119,934	23,648	1,518,886	2,274,601	25,021
Wholesale trade	1,191,869	1,997,549	4,843	1,049,963	1,927,612	4,154
Accommodation and food services	1,075,873	1,320,662	16,214	1,159,348	1,422,249	19,153
Construction	996,507	2,260,787	7,976	1,064,375	2,333,033	6,996
Professional, scientific, and technical services	913,733	1,420,872	6,611	795,520	1,367,099	6,298
Agriculture, forestry, fishing, and hunting	695,530	1,073,348	5,758	776,845	1,126,107	5,393
Finance and insurance	638,373	1,231,885	316	678,034	1,305,205	317
Retail trade	526,778	789,068	14,124	486,717	777,389	13,121
Administrative and support and waste management and remediation services	502,436	691,525	16,760	440,155	667,738	4,552
Transportation and warehousing	433,859	592,098	19,675	474,426	634,311	29,733
Arts, Entertainment, and Recreation	312,680	421,160	2,980	303,815	419,632	3,153
Educational services	290,413	456,795	3	295,001	472,694	8
Public administration	287,721	324,798	—	306,621	344,205	—
Other services	231,308	408,913	14,249	270,337	435,139	11,969
Other	456,669	792,609	3,873	418,461	886,189	2,570
Total	$15,617,656	$23,166,427	$190,742	$14,983,861	$23,472,233	$173,842
By Loan Size:
Less than $200,000	4%	3%	10%	5%	3%	10%
$200,000 to $1,000,000	10	10	16	12	10	16
$1,000,000 to $5,000,000	22	23	42	25	24	42
$5,000,000 to $10,000,000	14	15	13	17	16	21
$10,000,000 to $25,000,000	25	25	19	23	25	11
Greater than $25,000,000	25	24	—	18	22	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	March 31, 2026			December 31, 2025
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$6,787,652	$8,324,945	$86,168	$6,648,859	$7,978,053	$104,993
Warehouse / Industrial	4,136,037	4,422,902	10,320	4,180,226	4,481,580	5,144
Retail	3,308,888	3,498,386	20,613	3,225,434	3,373,296	21,636
Office	2,816,964	3,011,306	53,292	2,705,874	2,891,180	49,201
Senior housing	1,214,701	1,258,342	9,138	1,269,488	1,307,281	29,723
Single family	501,767	513,144	3,507	616,035	632,748	4,826
Other (2)	3,426,891	3,806,883	35,479	3,404,091	3,694,867	30,737
Total	$22,192,900	$24,835,908	$218,517	$22,050,007	$24,359,005	$246,260
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.
The mix of properties securing the loans in our commercial real estate portfolio is comprised of owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the

Company’s primary market area. Approximately 28% of the commercial real estate portfolio is owner-occupied at March 31, 2026, compared to 29% at December 31, 2025.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At March 31, 2026, the Company held $779.5 million of non-owner-occupied commercial real estate loans, or 2% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
At March 31, 2026, residential real estate loans held in our loan portfolio were $8.6 billion, an increase of $153.9 million compared to December 31, 2025. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $37.1 million to $3.3 billion at March 31, 2026 compared to December 31, 2025.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Deposits:
Noninterest-bearing demand	$12,927,096	$13,247,483	$(320,387)	(2.4)%
Interest-bearing:
Checking and NOW	10,969,731	10,740,919	228,812	2.1%
Savings	4,985,949	4,909,138	76,811	1.6%
Money market	16,871,237	16,529,631	341,606	2.1%
Time deposits	9,918,459	9,661,024	257,435	2.7%
Total deposits	55,672,472	55,088,195	584,277	1.1%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	200,583	100,197	100,386	100.2%
Securities sold under agreements to repurchase	264,518	261,366	3,152	1.2%
Federal Home Loan Bank advances	6,026,801	6,237,375	(210,574)	(3.4)%
Other borrowings	1,331,296	852,429	478,867	56.2%
Total wholesale borrowings	7,823,198	7,451,367	371,831	5.0%
Total funding	$63,495,670	$62,539,562	$956,108	1.5%
The increase in total deposits was due to organic growth. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 12% at both March 31, 2026 and December 31, 2025.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2026 decreased $121.3 million compared to December 31, 2025 primarily due to incentive payments during the three months ended March 31, 2026 and lower unfunded commitments on tax credit investments.
Capital
Shareholders’ equity totaled $8.5 billion at both March 31, 2026 and December 31, 2025. Retained earnings were offset by the repurchase of 3.9 million shares of Common Stock under share repurchase plans that were approved by the Company’s Board of Directors during the first quarter of 2026, which reduced equity by $94.9 million, changes in unrealized losses on available-for-sale investment securities, and dividends during the three months ended March

31, 2026. As of March 31, 2026, Old National had remaining authorization to repurchase up to $383.5 million of its outstanding Common Stock through February 28, 2027.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2026, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		March 31, 2026	December 31, 2025
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	8.93%	8.90%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		11.11	11.08
Tier 1 capital to risk-weighted total assets	8.50	6.00		11.56	11.53
Total capital to risk-weighted total assets	10.50	10.00		13.71	12.85
Shareholders’ equity to assets	N/A	N/A		11.66	11.77
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	March 31, 2026	December 31, 2025
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.67%	8.52%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	11.25	11.05
Tier 1 capital to risk-weighted total assets	8.50	8.00	11.25	11.05
Total capital to risk-weighted total assets	10.50	10.00	12.21	12.00
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
RISK MANAGEMENT
Overview
Old National has adopted a Risk Appetite Statement to enable our Board of Directors, Enterprise Risk Committee of our Board, Executive Leadership Team, and Senior Management to better assess, understand, monitor, and mitigate Old National’s risks. The Risk Appetite Statement addresses the following major risks: strategic, market, liquidity, credit, operational, information security and technology, talent management, and regulatory/legal/compliance. Our Chief Risk Officer provides quarterly reports to the Board’s Enterprise Risk Committee on various risk topics. The following discussion addresses certain of these major risks including credit, market, and liquidity. Discussion of strategic, talent management, operational, information security and technology, and regulatory/legal/compliance risks is provided in the section entitled “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.
Asset Quality
We lend to consumer and commercial clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At March 31, 2026, our average commercial loan size was approximately $840,000 and our average commercial real estate loan size was approximately $1,544,000. At March 31, 2026, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest and Southeast regions of the United States.
The following table presents a summary of under-performing assets as well as criticized and classified assets:

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans	$511,959	$521,245
Past due loans (90 days or more and still accruing)	4,407	2,691
Foreclosed assets	5,786	6,235
Total under-performing assets	$522,152	$530,171
Classified loans (includes nonaccrual, past due 90 days or more, and other problem loans)	$2,397,740	$2,283,157
Other classified assets (1)	20,620	20,616
Special mention loans	804,028	805,901
Total criticized and classified assets	$3,222,388	$3,109,674
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	1.03%	1.07%
Under-performing assets/total loans (2)	1.05	1.09
Under-performing assets/total assets	0.72	0.73
Allowance for credit losses on loans/under-performing assets	110.00	107.42
Allowance for credit losses on loans/nonaccrual loans	112.19	109.26
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.
Under-performing assets decreased to $522.2 million at March 31, 2026, compared to $530.2 million at December 31, 2025. Under-performing assets as a percentage of total loans at March 31, 2026 were 1.05%, a 4 basis points decrease from 1.09% at December 31, 2025.
Nonaccrual loans decreased $9.3 million from December 31, 2025 to March 31, 2026 due to active portfolio management. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 112.19% at March 31, 2026, compared to 109.26% at December 31, 2025.
Total criticized and classified assets were $3.2 billion at March 31, 2026, an increase of $112.7 million from December 31, 2025. Other classified assets include investment securities that fell below investment grade rating totaling $20.6 million at both March 31, 2026 and December 31, 2025.
Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $32.0 million during the three months ended March 31, 2026, compared to $21.6 million for the same period in 2025. Annualized, net charge-offs to average loans were 0.26% and 0.24% for the three months ended March 31, 2026 and 2025, respectively. Annualized, net charge-offs to average loans excluding PCD loans were 0.19% and 0.21% for the three months ended March 31, 2026 and 2025, respectively.

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
The allowance for credit losses on loans was $574.4 million at March 31, 2026, compared to $569.5 million at December 31, 2025. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $33.7 million at March 31, 2026, compared to $35.6 million at December 31, 2025.
See the section entitled “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K for further discussion of our credit risk.
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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at March 31, 2026 and 2025:

	Immediate Rate Decrease			March 31, 2026 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2026
Projected interest income:
Money market, other interest earning investments, and investment securities	$1,014,503	$1,148,125	$1,266,616	$1,366,050	$1,365,226	$1,428,163	$1,481,142	$1,529,591
Loans	3,914,960	4,551,281	5,184,722	5,765,155	5,822,685	6,439,320	7,038,144	7,630,222
Total interest income	4,929,463	5,699,406	6,451,338	7,131,205	7,187,911	7,867,483	8,519,286	9,159,813
Projected interest expense:
Deposits	311,146	650,832	1,103,354	1,565,645	1,602,264	2,056,376	2,510,485	2,964,606
Borrowings	401,892	566,888	730,874	902,527	914,519	1,107,099	1,300,368	1,493,669
Total interest expense	713,038	1,217,720	1,834,228	2,468,172	2,516,783	3,163,475	3,810,853	4,458,275
Net interest income	$4,216,425	$4,481,686	$4,617,110	$4,663,033	$4,671,128	$4,704,008	$4,708,433	$4,701,538
Change from base	$(454,703)	$(189,442)	$(54,018)	$(8,095)		$32,880	$37,305	$30,410
% change from base	(9.73)%	(4.06)%	(1.16)%	(0.17)%		0.70%	0.80%	0.65%

	Immediate Rate Decrease			March 31, 2025 Forward Curve		Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
March 31, 2025
Projected interest income:
Money market, other interest earning investments, and investment securities	$735,762	$819,125	$889,605	$932,368	$951,705	$1,003,661	$1,050,600	$1,095,695
Loans	2,956,373	3,451,449	3,917,555	4,146,729	4,349,117	4,756,641	5,157,898	5,558,484
Total interest income	3,692,135	4,270,574	4,807,160	5,079,097	5,300,822	5,760,302	6,208,498	6,654,179
Projected interest expense:
Deposits	403,236	736,130	1,072,666	1,214,250	1,430,577	1,793,479	2,135,026	2,476,598
Borrowings	334,192	404,543	485,011	537,983	581,568	681,156	780,845	880,555
Total interest expense	737,428	1,140,673	1,557,677	1,752,233	2,012,145	2,474,635	2,915,871	3,357,153
Net interest income	$2,954,707	$3,129,901	$3,249,483	$3,326,864	$3,288,677	$3,285,667	$3,292,627	$3,297,026
Change from base	$(333,970)	$(158,776)	$(39,194)	$38,187		$(3,010)	$3,950	$8,349
% change from base	(10.16)%	(4.83)%	(1.19)%	1.16%		(0.09)%	0.12%	0.25%

The following table illustrates the upper bound, Federal Funds Rate assumed in the simulation above at March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
Basis Point Change Scenario	Federal Funds Rate (1)	Month 12 (2)	Federal Funds Rate (1)	Month 12 (2)
+300	3.75%	6.75%	4.50%	7.50%
+200	3.75%	5.75%	4.50%	6.50%
+100	3.75%	4.75%	4.50%	5.50%
Base	3.75%	3.75%	4.50%	4.50%
-100	3.75%	2.75%	4.50%	3.50%
-200	3.75%	1.75%	4.50%	2.50%
-300	3.75%	0.75%	4.50%	1.50%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net asset position with a fair value gain of $4.3 million at March 31, 2026, compared to a net asset position with a fair value gain of $14.8 million at December 31, 2025. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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

A maturity schedule for Old National Bank’s time deposits is shown in the following table at March 31, 2026.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2026	$8,589,198	3.79%
2027	1,183,704	3.27
2028	68,554	2.61
2029	36,006	2.30
2030	21,315	3.64
2031 and beyond	19,682	3.94
Total	$9,918,459	3.71%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at March 31, 2026 are shown in the following table.

Moody’s Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1
Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At March 31, 2026, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$813,197	$940,951
Unencumbered government-issued debt securities	—	6,164,141
Unencumbered investment grade municipal securities	—	114,478
Unencumbered corporate securities	—	39,608
Availability of borrowings*:
Amount available from Federal Reserve discount window	—	4,535,818
Amount available from Federal Home Loan Bank	—	8,479,339
Total available funds	$813,197	$20,274,335
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At March 31, 2026, Old National Bancorp’s other borrowings outstanding were $800.7 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by Old National Bank to Old National Bancorp on an unconsolidated basis without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2025 and is not currently required.

CRITICAL ACCOUNTING ESTIMATES
Our most significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be our critical accounting estimates. The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.
For additional information regarding critical accounting estimates, see the section titled “Critical Accounting Estimates” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2025.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Liquidity Risk.
ITEM 4.  CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Old National’s principal executive officer and principal financial officer have concluded that Old National’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to Old National’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II
OTHER INFORMATION
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/01/26 - 01/31/26	3,982	$22.31	—	$149,982,926
02/01/26 - 02/28/26	3,131,192	25.04	3,130,782	71,598,455
03/01/26 - 03/31/26	1,162,924	22.04	748,549	383,466,392
Total	4,298,098	$24.22	3,879,331	$383,466,392
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
ITEM 5.  OTHER INFORMATION
(a)None
(b)There have been no material changes in the procedure by which security holders may recommend nominees for election to the Company’s board of directors.
(c)On March 16, 2026, the Company entered into a Rule 10b5-1 share repurchase plan (the “Purchase Plan”) with Keefe, Bruyette & Woods, Inc., as broker. The Purchase Plan was intended to satisfy the conditions of Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. Under the Purchase Plan, the broker was authorized to repurchase up to an aggregate of $105 million in shares of the Company’s common stock. The broker had sole discretion to determine the timing, price, and volume of any repurchases made pursuant to the plan, subject to the terms of the Purchase Plan and compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The Purchase Plan became effective on March 17, 2026 and terminated on April 23, 2026.
No “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K was adopted, modified, or terminated during the three months ended March 31, 2026, except as described above.

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

4.1
Subordinated Indenture between Old National and U.S. Bank Trust Company, National Association, as trustee, dated as of January 29, 2026 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2026).

4.2
First Supplemental Indenture between Old National and U.S. Bank Trust Company, National Association, as trustee, providing for the issuance of its 5.768% Fixed-to-Floating Rate Subordinated Notes due 2036 dated as of January 29, 2026 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2026).

4.3
Form of 5.768% Fixed-to-Floating Rate Subordinated Note due 2036 dated as of January 29, 2026 (incorporated by reference to Exhibit 4.3 and included in Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2026).

10.1
Form of 2026 Relative TSR Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended.

10.2
Form of 2026 ROATCE Performance Units Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended.

10.3
Form of 2026 Restricted Stock Award Agreement between Old National and certain key associates pursuant to the Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan, as further amended.

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended March 31, 2026, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ John V. Moran, IV
John V. Moran, IV
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: April 29, 2026