Form 10-Q
period 2026-06-30
OLD NATIONAL BANCORP /IN/
filed 2026-07-29
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The registrant has one class of common stock (no par value) with 382,570,000 shares outstanding at July 28, 2026.

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
ESPP: Employee Stock Purchase Plan
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
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and due from banks	$588,654	$591,645
Money market and other interest-earning investments	1,179,526	1,234,532
Total cash and cash equivalents	1,768,180	1,826,177
Equity securities, at fair value	131,113	128,857
Investment securities - available-for-sale, at fair value (amortized cost $12,359,370 and $12,059,997, respectively)	11,582,385	11,384,450
Investment securities - held-to-maturity, at amortized cost (fair value $2,468,208 and $2,540,238, respectively)	2,844,504	2,895,488
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	525,397	493,583
Loans held-for-sale, at fair value	43,608	52,911
Loans:
Commercial	16,112,685	14,983,861
Commercial real estate	22,535,229	22,050,007
Residential real estate	8,760,832	8,467,496
Consumer	3,363,838	3,262,798
Total loans, net of unearned income	50,772,584	48,764,162
Allowance for credit losses on loans	(580,511)	(569,520)
Net loans	50,192,073	48,194,642
Premises and equipment, net	682,065	690,824
Goodwill	2,429,756	2,425,700
Other intangible assets	432,671	482,286
Company-owned life insurance	1,053,333	1,051,009
Accrued interest receivable and other assets	2,504,332	2,526,040
Total assets	$74,189,417	$72,151,967
Liabilities
Deposits:
Noninterest-bearing demand	$12,665,278	$13,247,483
Interest-bearing:
Checking and NOW	11,129,286	10,740,919
Savings	4,924,639	4,909,138
Money market	16,936,441	16,529,631
Time deposits	10,491,126	9,661,024
Total deposits	56,146,770	55,088,195
Federal funds purchased and interbank borrowings	250,389	100,197
Securities sold under agreements to repurchase	265,301	261,366
Federal Home Loan Bank advances	6,520,296	6,237,375
Other borrowings	1,387,997	852,429
Accrued expenses and other liabilities	1,034,821	1,117,617
Total liabilities	65,605,574	63,657,179
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 382,537 and 389,662 shares issued and outstanding, respectively	382,537	389,662
Capital surplus	5,753,603	5,944,533
Retained earnings	2,775,344	2,408,764
Accumulated other comprehensive income (loss), net of tax	(558,141)	(478,671)
Total shareholders’ equity	8,583,843	8,494,788
Total liabilities and shareholders’ equity	$74,189,417	$72,151,967
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Interest Income
Loans including fees:
Taxable	$711,947	$658,508	$1,408,309	$1,174,274
Nontaxable	19,175	16,590	39,265	26,767
Investment securities:
Taxable	142,877	124,880	283,236	210,414
Nontaxable	9,271	10,192	18,907	20,299
Money market and other interest-earning investments	11,121	14,791	22,065	23,606
Total interest income	894,391	824,961	1,771,782	1,455,360
Interest Expense
Deposits	237,504	240,088	470,835	430,583
Federal funds purchased and interbank borrowings	391	953	414	2,578
Securities sold under agreements to repurchase	561	636	1,155	1,187
Federal Home Loan Bank advances	61,744	59,042	119,796	100,938
Other borrowings	15,203	9,452	28,021	17,641
Total interest expense	315,403	310,171	620,221	552,927
Net interest income	578,988	514,790	1,151,561	902,433
Provision for credit losses	36,206	106,835	71,152	138,238
Net interest income after provision for credit losses	542,782	407,955	1,080,409	764,195
Noninterest Income
Wealth and investment services fees	42,098	35,817	81,813	65,465
Service charges on deposit accounts	28,009	23,878	54,946	45,034
Debit card and ATM fees	13,092	12,922	25,130	22,913
Mortgage banking revenue	11,163	10,032	20,717	16,911
Capital markets income	12,329	7,114	23,345	11,620
Company-owned life insurance	8,531	6,625	16,092	12,006
Debt securities gains (losses), net	(34)	(41)	41	(117)
Other income	38,376	36,170	53,826	52,479
Total noninterest income	153,564	132,517	275,910	226,311
Noninterest Expense
Salaries and employee benefits	184,765	202,112	368,838	350,417
Occupancy	33,452	30,432	70,447	59,485
Equipment	11,077	12,566	23,152	21,467
Marketing	15,601	13,759	32,035	25,699
Technology	29,630	31,452	58,655	53,472
Communication	6,130	5,014	12,326	9,148
Professional fees	10,735	21,931	23,091	29,850
FDIC assessment	13,592	13,409	27,348	23,109
Amortization of intangibles	23,992	19,630	49,615	26,460
Amortization of tax credit investments	7,807	5,815	14,918	9,239
Other expense	35,380	28,646	56,440	44,891
Total noninterest expense	372,161	384,766	736,865	653,237
Income before income taxes	324,185	155,706	619,454	337,269
Income tax expense	70,771	30,298	132,368	67,202
Net income	253,414	125,408	487,086	270,067
Preferred dividends	(4,033)	(4,033)	(8,067)	(8,067)
Net income applicable to common shareholders	$249,381	$121,375	$479,019	$262,000
Net income per common share - basic	$0.65	$0.34	$1.25	$0.78
Net income per common share - diluted	0.65	0.34	1.24	0.77
Weighted average number of common shares outstanding - basic	381,864	360,155	383,845	338,162
Weighted average number of common shares outstanding - diluted	383,273	361,436	385,697	340,250
Dividends per common share	$0.145	$0.14	$0.29	$0.28
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$253,414	$125,408	$487,086	$270,067

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(10,295)	54,305	(96,065)	167,977
Reclassification adjustment for securities (gains) losses realized in income	34	41	(41)	117
Income tax effect	2,573	(13,725)	24,395	(42,189)
Unrealized gains (losses) on available-for-sale securities	(7,688)	40,621	(71,711)	125,905

Change in securities held-to-maturity:
Amortization of unrecognized losses on securities transferred from available-for-sale	3,534	4,069	7,190	7,984
Income tax effect	(898)	(1,032)	(1,826)	(2,026)
Changes from securities held-to-maturity	2,636	3,037	5,364	5,958

Change in hedges:
Net unrealized derivative gains (losses) on hedges	(14,937)	4,539	(21,038)	15,925
Reclassification adjustment for (gains) losses realized in net income	1,673	2,533	3,338	3,729
Income tax effect	3,429	(1,829)	4,577	(5,082)
Changes from hedges	(9,835)	5,243	(13,123)	14,572

Other comprehensive income (loss), net of tax	(14,887)	48,901	(79,470)	146,435
Comprehensive income (loss)	$238,527	$174,309	$407,616	$416,502
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
December 31, 2024	$230,500	$318,980	$4,570,865	$1,966,048	$(746,043)	$6,340,350
Net income	—	—	—	144,659	—	144,659
Other comprehensive income (loss)	—	—	—	—	97,534	97,534
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,653)	—	(44,653)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for Employee Stock Purchase Plan (“ESPP”)	—	12	238	—	—	250
Common stock repurchased	—	(611)	(12,927)	—	—	(13,538)
Share-based compensation expense	—	—	14,411	—	—	14,411
Stock activity under incentive compensation plans	—	855	(481)	(699)	—	(325)
Balance, March 31, 2025	230,500	319,236	4,572,106	2,061,321	(648,509)	6,534,654
Net income	—	—	—	125,408	—	125,408
Other comprehensive income (loss)	—	—	—	—	48,901	48,901
Acquisition of Bremer Financial Corporation	—	50,183	983,079	—	—	1,033,262
Cash dividends:
Common ($0.14 per share)	—	—	—	(54,855)	—	(54,855)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued:
ESPP	—	13	243	—	—	256
Forward sale agreement	—	21,905	421,331	—	—	443,236
Common stock repurchased	—	(379)	(7,578)	—	—	(7,957)
Share-based compensation expense	—	—	7,739	—	—	7,739
Stock activity under incentive compensation plans	—	860	(736)	(348)	—	(224)
Balance, June 30, 2025	$230,500	$391,818	$5,976,184	$2,127,493	$(599,608)	$8,126,387

December 31, 2025	$230,500	$389,662	$5,944,533	$2,408,764	$(478,671)	$8,494,788
Net income	—	—	—	233,672	—	233,672
Other comprehensive income (loss)	—	—	—	—	(64,583)	(64,583)
Cash dividends:
Common ($0.145 per share)	—	—	—	(56,060)	—	(56,060)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for ESPP	—	15	311	—	—	326
Common stock repurchased	—	(4,298)	(99,774)	—	—	(104,072)
Share-based compensation expense	—	—	9,181	—	—	9,181
Stock activity under incentive compensation plans	—	936	929	(430)	—	1,435
Balance, March 31, 2026	230,500	386,315	5,855,180	2,581,912	(543,254)	8,510,653
Net income	—	—	—	253,414	—	253,414
Other comprehensive income (loss)	—	—	—	—	(14,887)	(14,887)
Cash dividends:
Common ($0.145 per share)	—	—	—	(55,556)	—	(55,556)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued for ESPP	—	17	326	—	—	343
Common stock repurchased	—	(4,809)	(110,527)	—	—	(115,336)
Share-based compensation expense	—	—	9,444	—	—	9,444
Stock activity under incentive compensation plans	—	1,014	(820)	(393)	—	(199)
Balance, June 30, 2026	$230,500	$382,537	$5,753,603	$2,775,344	$(558,141)	$8,583,843
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Cash Flows From Operating Activities
Net income	$487,086	$270,067
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24,650	20,356
Amortization of other intangible assets	49,615	26,460
Amortization of tax credit investments	14,918	9,239
Net (discount accretion) premium amortization	(85,471)	(48,688)
Share-based compensation expense	18,625	22,150
Provision for credit losses	71,152	138,238
Debt securities (gains) losses, net	(41)	117
Net (gains) losses on sales of loans and other assets	(8,767)	(7,282)
Increase in cash surrender value of company-owned life insurance	(16,092)	(12,006)
Residential real estate loans originated for sale	(699,869)	(545,592)
Proceeds from sales of residential real estate loans	715,879	517,410
(Increase) decrease in interest receivable	4,952	(24,949)
(Increase) decrease in other assets	14,004	(11,239)
Increase (decrease) in accrued expenses and other liabilities	(104,264)	(173,188)
Net cash flows provided by (used in) operating activities	486,377	181,093
Cash Flows From Investing Activities
Cash received from merger, net	—	196,524
Purchases of investment securities available-for-sale	(1,823,516)	(3,272,480)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(41,747)	(64,657)
Purchases of equity securities	(6,529)	(5,901)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,440,775	678,703
Proceeds from sales of investment securities available-for-sale	91,308	2,082,054
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	56,515	34,859
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	9,933	68,977
Proceeds from sales of equity securities	9,230	3,292
Loan originations and payments, net	(2,005,311)	(495,227)
Proceeds from sales of commercial loans	15,289	95,298
Proceeds from company-owned life insurance death benefits	13,769	7,029
Proceeds from sales of premises and equipment and other assets	347	1,190
Purchases of premises and equipment and other assets	(17,264)	(14,603)
Net cash flows provided by (used in) investing activities	(2,257,201)	(684,942)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	1,058,575	653,281
Federal funds purchased and interbank borrowings	150,192	339,861
Securities sold under agreements to repurchase	3,935	(20,469)
Other borrowings	543,547	(8,808)
Payments for maturities of Federal Home Loan Bank advances	(3,230,000)	(1,645,285)
Proceeds from Federal Home Loan Bank advances	3,525,000	1,451,200
Cash dividends paid	(119,683)	(107,575)
Common stock repurchased	(219,408)	(21,495)
Common stock issued for ESPP	669	506
Common stock issued for forward sale agreements	—	443,236
Net cash flows provided by (used in) financing activities	1,712,827	1,084,452
Net increase (decrease) in cash and cash equivalents	(57,997)	580,603
Cash and cash equivalents at beginning of period	1,826,177	1,227,968
Cash and cash equivalents at end of period	$1,768,180	$1,808,571

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Supplemental Cash Flow Information:
Total interest paid	$614,091	$578,700
Total income taxes paid (net of refunds)	52,989	43,816
Noncash Investing and Financing Activities:
Common stock issued for merger, net	—	1,033,262
Investment securities purchased but not settled	—	25,000
Operating lease right-of-use assets obtained in exchange for lease obligations	3,914	52,101
Finance lease right-of-use assets obtained in exchange for lease obligations	(1,082)	831
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2026 and December 31, 2025, and the results of its operations for the three and six months ended June 30, 2026 and 2025. Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2025.
All intercompany transactions and balances have been eliminated.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Pending Adoption
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 – In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period. Specifically, public business entities will be required to disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, an entity must disclose certain expense, gain, or loss amounts that are already required under current GAAP. Further, an entity must disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In addition, an entity must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Old National is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
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

As of June 30, 2026, Old National finalized its valuation of all assets acquired and liabilities assumed. The following table presents a summary of all assets acquired and liabilities assumed, net of the fair value adjustments and the fair value of consideration as of the merger date and also includes certain reclassifications to conform to the current presentation in the Consolidated Balance Sheet:

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
Merger-related costs associated with the Bremer acquisition have been expensed for the three and six months ended June 30, 2026 totaling $12.0 million and $18.6 million, respectively, compared to $40.2 million and $40.9 million, respectively, for the three and six months ended June 30, 2025. Additional merger-related and integration costs will be expensed in future periods as incurred.
As a result of the acquisition, Old National assumed sponsorship of Bremer’s defined benefit pension plan under which both plan participation and benefit accruals were subsequently frozen and the plan was then terminated. The net pension asset associated with Bremer’s defined benefit pension plan is recorded in other assets on the consolidated balance sheet. Pension costs were not material in the three and six months ended June 30, 2026.
The Company’s results of operations for the three and six months ended June 30, 2026 include the operating results of the acquired assets and assumed liabilities of Bremer subsequent to the acquisition on May 1, 2025. Due to the integration of certain Bremer systems and processes since the acquisition date, the Company has determined that it is impractical to report the amounts of revenue and income before income taxes of legacy Bremer subsequent to the acquisition.

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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Net income	$253,414	$125,408	$487,086	$270,067
Preferred dividends	(4,033)	(4,033)	(8,067)	(8,067)
Net income applicable to common shares	$249,381	$121,375	$479,019	$262,000

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	381,864	360,155	383,845	338,162
Effect of dilutive securities:
Restricted stock	1,409	1,281	1,852	2,088
Weighted average diluted shares outstanding	383,273	361,436	385,697	340,250
Basic Net Income Per Common Share	$0.65	$0.34	$1.25	$0.78
Diluted Net Income Per Common Share	$0.65	$0.34	$1.24	$0.77
NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale portfolio and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in accumulated other comprehensive income (loss) (“AOCI”).

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
June 30, 2026
Available-for-Sale
U.S. Treasury	$260,430	$—	$(11,365)	$(44,732)	$204,333
U.S. government-sponsored entities and agencies	1,534,177	8	(139,013)	(66,355)	1,328,817
Mortgage-backed securities - Agency	10,076,294	36,276	(533,124)	—	9,579,446
States and political subdivisions	318,074	1,262	(15,543)	637	304,430
Pooled trust preferred securities	13,827	—	(951)	—	12,876
Other securities	156,568	750	(4,835)	—	152,483
Total available-for-sale securities	$12,359,370	$38,296	$(704,831)	$(110,450)	$11,582,385

December 31, 2025
Available-for-Sale
U.S. Treasury	$269,313	$90	$(7,615)	$(47,244)	$214,544
U.S. government-sponsored entities and agencies	1,567,036	402	(134,795)	(60,251)	1,372,392
Mortgage-backed securities - Agency	9,575,241	79,999	(487,205)	—	9,168,035
States and political subdivisions	438,642	2,275	(17,286)	2,377	426,008
Pooled trust preferred securities	13,819	—	(2,085)	—	11,734
Other securities	195,946	1,138	(5,347)	—	191,737
Total available-for-sale securities	$12,059,997	$83,904	$(654,333)	$(105,118)	$11,384,450
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

(dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
June 30, 2026
Held-to-Maturity
U.S. government-sponsored entities and agencies	$825,359	$—	$(137,815)	$687,544
Mortgage-backed securities - Agency	881,022	—	(135,338)	745,684
States and political subdivisions	1,138,273	580	(103,723)	1,035,130
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,844,504	$580	$(376,876)	$2,468,208

December 31, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$840,435	$—	$(129,526)	$710,909
Mortgage-backed securities - Agency	910,323	—	(127,505)	782,818
States and political subdivisions	1,144,880	853	(99,072)	1,046,661
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,895,488	$853	$(356,103)	$2,540,238
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Proceeds	$43,667	$2,092,486	$203,343	$2,163,445
Realized gains	42	11	852	90
Realized losses	(76)	(52)	(811)	(207)
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	June 30, 2026
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$215,995	$215,925	4.83%
One to five years	3,718,906	3,615,549	4.12
Five to ten years	7,363,333	6,899,316	4.01
Beyond ten years	1,061,136	851,595	2.93
Total	$12,359,370	$11,582,385	3.97%
Held-to-Maturity
Within one year	$118	$113	2.28%
One to five years	55,759	51,623	2.03
Five to ten years	1,598,272	1,395,015	2.56
Beyond ten years	1,190,355	1,021,457	2.82
Total	$2,844,504	$2,468,208	2.66%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Available-for-Sale
U.S. Treasury	$21,915	$(32)	$182,418	$(11,333)	$204,333	$(11,365)
U.S. government-sponsored entities and agencies	183,666	(1,636)	1,143,200	(137,377)	1,326,866	(139,013)
Mortgage-backed securities - Agency	2,948,237	(29,525)	2,927,560	(503,599)	5,875,797	(533,124)
States and political subdivisions	20,816	(142)	146,548	(15,401)	167,364	(15,543)
Pooled trust preferred securities	—	—	12,876	(951)	12,876	(951)
Other securities	12,679	(24)	92,321	(4,811)	105,000	(4,835)
Total available-for-sale	$3,187,313	$(31,359)	$4,504,923	$(673,472)	$7,692,236	$(704,831)

December 31, 2025
Available-for-Sale
U.S. Treasury	$—	$—	$184,175	$(7,615)	$184,175	$(7,615)
U.S. government-sponsored entities and agencies	79,916	(78)	1,173,044	(134,717)	1,252,960	(134,795)
Mortgage-backed securities - Agency	252,875	(953)	3,157,476	(486,252)	3,410,351	(487,205)
States and political subdivisions	6,561	(17)	234,389	(17,269)	240,950	(17,286)
Pooled trust preferred securities	—	—	11,734	(2,085)	11,734	(2,085)
Other securities	1,766	(88)	124,990	(5,259)	126,756	(5,347)
Total available-for-sale	$341,118	$(1,136)	$4,885,808	$(653,197)	$5,226,926	$(654,333)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2026
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$687,544	$(137,815)	$687,544	$(137,815)
Mortgage-backed securities - Agency	—	—	745,684	(135,338)	745,684	(135,338)
States and political subdivisions	38,340	(1,429)	949,001	(102,294)	987,341	(103,723)
Total held-to-maturity	$38,340	$(1,429)	$2,382,229	$(375,447)	$2,420,569	$(376,876)

December 31, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$710,909	$(129,526)	$710,909	$(129,526)
Mortgage-backed securities - Agency	—	—	782,818	(127,505)	782,818	(127,505)
States and political subdivisions	—	—	995,331	(99,072)	995,331	(99,072)
Total held-to-maturity	$—	$—	$2,489,058	$(356,103)	$2,489,058	$(356,103)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $86.9 million at June 30, 2026 and $94.1 million at December 31, 2025. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at June 30, 2026 or December 31, 2025.

An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at June 30, 2026 and December 31, 2025. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $69.6 million at June 30, 2026 and $70.1 million at December 31, 2025.
At June 30, 2026, Old National’s securities portfolio consisted of 2,989 securities, 2,297 of which were in an unrealized or unrecognized loss position. The unrealized and unrecognized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At June 30, 2026, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the three or six months ended June 30, 2026 or 2025.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $131.1 million at June 30, 2026 and $128.9 million at December 31, 2025. There were gains on equity securities of $0.3 million during the three months ended June 30, 2026 and losses on equity securities of $0.4 million during the six months ended June 30, 2026, respectively, compared to losses on equity securities of $0.6 million and $0.5 million during the three and six months ended June 30, 2025, respectively.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $1.1 billion at June 30, 2026 and $1.0 billion at December 31, 2025. These investments consisted of $645.5 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $428.9 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods at June 30, 2026, compared to $606.5 million and $410.0 million for the same investment types, respectively, at December 31, 2025. There have been no impairments or adjustments on alternative investments without readily determinable fair values, except for amortization of tax credit investments in the three and six months ended June 30, 2026 and 2025. See Note 9 to the consolidated financial statements for detail regarding these investments.
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2026, these loans totaled $3.7 billion, of which $1.8 billion had been sold to other financial institutions and $1.9 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
June 30, 2026
Commercial (1)	$16,112,685	$(251,056)	$15,861,629
Commercial real estate	22,535,229	(185,429)	22,349,800
BBCC	N/A	436,485	436,485
Residential real estate	8,760,832	—	8,760,832
Consumer	3,363,838	(3,363,838)	N/A
Indirect	N/A	1,183,585	1,183,585
Direct	N/A	597,607	597,607
Home equity	N/A	1,582,646	1,582,646
Total loans (2)	$50,772,584	$—	$50,772,584
Allowance for credit losses on loans	(580,511)	—	(580,511)
Net loans	$50,192,073	$—	$50,192,073

December 31, 2025
Commercial (1)	$14,983,861	$(220,410)	$14,763,451
Commercial real estate	22,050,007	(175,670)	21,874,337
BBCC	N/A	396,080	396,080
Residential real estate	8,467,496	—	8,467,496
Consumer	3,262,798	(3,262,798)	N/A
Indirect	N/A	1,075,235	1,075,235
Direct	N/A	649,297	649,297
Home equity	N/A	1,538,266	1,538,266
Total loans (2)	$48,764,162	$—	$48,764,162
Allowance for credit losses on loans	(569,520)	—	(569,520)
Net loans	$48,194,642	$—	$48,194,642
(1)Includes direct finance leases of $58.8 million at June 30, 2026 and $75.1 million at December 31, 2025.
(2)    Includes unamortized premiums and discounts, and unamortized deferred fees and costs of $455.6 million at June 30, 2026 and $540.1 million at December 31, 2025.
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
At 254%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at June 30, 2026.
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

(dollars in thousands)	Balance at Beginning of Period	Allowance Established for Acquired PCD Loans	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended June 30, 2026
Commercial	$244,640	$—	$(19,638)	$6,670	$22,182	$253,854
Commercial real estate	266,797	—	(18,155)	1,018	14,046	263,706
BBCC	2,779	—	(486)	118	550	2,961
Residential real estate	39,764	—	(74)	59	701	40,450
Indirect	8,309	—	(1,395)	661	(347)	7,228
Direct	2,412	—	(1,735)	689	907	2,273
Home equity	9,657	—	(57)	78	361	10,039
Total	$574,358	$—	$(41,540)	$9,293	$38,400	$580,511
Three Months Ended June 30, 2025
Commercial	$157,587	$30,492	$(16,805)	$973	$43,670	$215,917
Commercial real estate	198,110	59,611	(9,438)	123	45,897	294,303
BBCC	2,695	—	(53)	99	(253)	2,488
Residential real estate	24,214	148	(247)	150	7,585	31,850
Indirect	9,063	6	(1,766)	905	222	8,430
Direct	2,053	47	(1,480)	701	1,243	2,564
Home equity	8,210	138	(165)	475	899	9,557
Total	$401,932	$90,442	$(29,954)	$3,426	$99,263	$565,109
Six Months Ended June 30, 2026
Commercial	$244,670	$—	$(43,152)	$10,061	$42,275	$253,854
Commercial real estate	268,332	—	(26,622)	1,426	20,570	263,706
BBCC	2,371	—	(1,296)	240	1,646	2,961
Residential real estate	34,394	—	(386)	124	6,318	40,450
Indirect	8,021	—	(3,207)	1,338	1,076	7,228
Direct	2,478	—	(4,026)	1,196	2,625	2,273
Home equity	9,254	—	(158)	199	744	10,039
Total	$569,520	$—	$(78,847)	$14,584	$75,254	$580,511
Six Months Ended June 30, 2025
Commercial	$148,722	$30,492	$(26,116)	$2,253	$60,566	$215,917
Commercial real estate	200,309	59,611	(21,098)	393	55,088	294,303
BBCC	2,813	—	(57)	399	(667)	2,488
Residential real estate	22,922	148	(277)	238	8,819	31,850
Indirect	8,434	6	(3,700)	1,344	2,346	8,430
Direct	2,304	47	(3,081)	1,213	2,081	2,564
Home equity	7,018	138	(165)	510	2,056	9,557
Total	$392,522	$90,442	$(54,494)	$6,350	$130,289	$565,109
The allowance for credit losses on loans at June 30, 2026 and June 30, 2025 included the impact of acquisition accounting adjustments and provision related to the Bremer acquisition which was completed on May 1, 2025. In addition, the provision for credit losses on loans in the three and six months ended June 30, 2025 included $69.1 million to establish an allowance for credit losses on non-PCD Bremer loans acquired. Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $223.7 million at June 30, 2026, compared to $228.6 million at December 31, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$33,725	$22,031	$35,633	$21,654
Provision for credit losses on unfunded loan commitments acquired during the period	—	6,458	—	6,458
Provision (release) for credit losses on unfunded loan commitments	(2,194)	1,114	(4,102)	1,491
Balance at end of period	$31,531	$29,603	$31,531	$29,603
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

The following table summarizes the amortized cost of term loans by risk category of commercial, commercial real estate, and BBCC loans by class of loan and origination year:

(dollars in thousands)	Origination Year							Revolving to Term
	2026	2025	2024	2023	2022	Prior	Revolving		Total
June 30, 2026
Commercial:
Pass	$1,871,092	$2,956,426	$1,671,586	$985,812	$836,604	$1,915,799	$3,702,028	$796,631	$14,735,978
Special Mention	26,182	31,903	95,687	72,440	20,039	11,691	121,703	8,147	387,792
Classified:
Substandard	6,033	12,860	75,756	100,408	30,899	102,488	127,855	103,241	559,540
Nonaccrual	—	748	2,256	2,440	631	4,422	—	12,471	22,968
Doubtful	—	8,884	10,627	31,482	27,869	23,644	9,571	43,274	155,351
Total	$1,903,307	$3,010,821	$1,855,912	$1,192,582	$916,042	$2,058,044	$3,961,157	$963,764	$15,861,629
Commercial real estate:
Pass	$2,222,955	$3,929,498	$2,334,253	$2,073,302	$2,790,586	$6,115,231	$151,653	$902,194	$20,519,672
Special Mention	2,669	14,374	14,760	28,664	90,982	143,033	3,681	8,244	306,407
Classified:
Substandard	1,002	36,595	116,300	308,911	398,088	423,298	8,395	61,581	1,354,170
Nonaccrual	—	—	3,539	2,178	2,497	3,818	—	743	12,775
Doubtful	—	—	2,968	32,617	35,095	68,465	—	17,631	156,776
Total	$2,226,626	$3,980,467	$2,471,820	$2,445,672	$3,317,248	$6,753,845	$163,729	$990,393	$22,349,800
BBCC:
Pass	$37,165	$53,988	$47,789	$42,235	$30,268	$94,373	$85,108	$27,457	$418,383
Special Mention	564	54	389	253	494	1,695	2,810	4,696	10,955
Classified:
Substandard	22	77	217	598	233	530	1,681	1,651	5,009
Nonaccrual	—	—	—	333	105	395	—	319	1,152
Doubtful	—	—	—	—	—	355	—	631	986
Total	$37,751	$54,119	$48,395	$43,419	$31,100	$97,348	$89,599	$34,754	$436,485

	Origination Year							Revolving to Term
	2025	2024	2023	2022	2021	Prior	Revolving		Total
December 31, 2025
Commercial:
Pass	$3,073,330	$1,895,772	$1,186,468	$1,064,904	$619,076	$1,567,563	$3,458,502	$774,686	$13,640,301
Special Mention	23,368	84,827	88,803	18,830	7,878	8,161	82,334	14,990	329,191
Classified:
Substandard	16,253	89,293	113,232	62,649	68,265	56,616	129,209	85,729	621,246
Nonaccrual	140	1,617	6,003	7,053	1,001	654	8,659	1,944	27,071
Doubtful	—	7,337	34,925	27,218	2,409	24,547	—	49,206	145,642
Total	$3,113,091	$2,078,846	$1,429,431	$1,180,654	$698,629	$1,657,541	$3,678,704	$926,555	$14,763,451
Commercial real estate:
Pass	$3,746,158	$2,363,809	$2,510,901	$3,325,135	$1,945,116	$5,082,931	$169,450	$886,279	$20,029,779
Special Mention	12,351	20,695	85,266	97,148	102,821	107,590	16,239	24,962	467,072
Classified:
Substandard	14,773	34,761	184,806	294,789	116,261	321,725	45,692	120,284	1,133,091
Nonaccrual	—	4,721	1,282	6,905	5,442	24,308	—	23,642	66,300
Doubtful	—	3,120	23,039	38,716	22,966	60,503	—	29,751	178,095
Total	$3,773,282	$2,427,106	$2,805,294	$3,762,693	$2,192,606	$5,597,057	$231,381	$1,084,918	$21,874,337
BBCC:
Pass	$57,344	$53,469	$50,466	$35,366	$20,106	$75,805	$65,971	$20,036	$378,563
Special Mention	—	663	834	512	535	1,490	2,281	3,323	9,638
Classified:
Substandard	86	191	474	304	26	724	203	2,877	4,885
Nonaccrual	50	—	60	98	359	345	—	1,115	2,027
Doubtful	—	—	463	205	—	31	—	268	967
Total	$57,480	$54,323	$52,297	$36,485	$21,026	$78,395	$68,455	$27,619	$396,080

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

	Origination Year							Revolving to Term
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving		Total
June 30, 2026
Residential real estate:
Risk Rating:
Performing	$577,590	$1,096,002	$469,884	$544,155	$1,606,443	$4,386,908	$—	$578	$8,681,560
Nonperforming	156	5,299	5,484	10,839	18,409	39,085	—	—	79,272
Total	$577,746	$1,101,301	$475,368	$554,994	$1,624,852	$4,425,993	$—	$578	$8,760,832
Indirect:
Risk Rating:
Performing	$342,588	$354,289	$234,222	$128,792	$84,982	$33,017	$143	$—	$1,178,033
Nonperforming	93	1,110	1,132	1,401	1,191	625	—	—	5,552
Total	$342,681	$355,399	$235,354	$130,193	$86,173	$33,642	$143	$—	$1,183,585
Direct:
Risk Rating:
Performing	$33,487	$61,641	$43,786	$39,378	$55,357	$133,931	$219,672	$5,525	$592,777
Nonperforming	13	11	228	346	1,467	2,545	6	214	4,830
Total	$33,500	$61,652	$44,014	$39,724	$56,824	$136,476	$219,678	$5,739	$597,607
Home equity:
Risk Rating:
Performing	$—	$53	$71	$281	$1,193	$14,646	$1,467,822	$76,540	$1,560,606
Nonperforming	—	—	40	64	871	4,465	2,539	14,061	22,040
Total	$—	$53	$111	$345	$2,064	$19,111	$1,470,361	$90,601	$1,582,646

	Origination Year							Revolving to Term
	2025	2024	2023	2022	2021	Prior	Revolving		Total
December 31, 2025
Residential real estate:
Risk Rating:
Performing	$955,730	$539,011	$584,626	$1,668,796	$1,960,186	$2,684,743	$—	$598	$8,393,690
Nonperforming	1,639	5,684	10,409	17,917	5,328	32,829	—	—	73,806
Total	$957,369	$544,695	$595,035	$1,686,713	$1,965,514	$2,717,572	$—	$598	$8,467,496
Indirect:
Risk Rating:
Performing	$417,924	$296,068	$170,873	$124,182	$42,664	$17,567	$155	$—	$1,069,433
Nonperforming	574	1,299	1,747	1,332	638	212	—	—	5,802
Total	$418,498	$297,367	$172,620	$125,514	$43,302	$17,779	$155	$—	$1,075,235
Direct:
Risk Rating:
Performing	$72,393	$54,308	$49,357	$53,343	$41,664	$132,876	$236,832	$4,193	$644,966
Nonperforming	43	404	435	402	345	2,691	—	11	4,331
Total	$72,436	$54,712	$49,792	$53,745	$42,009	$135,567	$236,832	$4,204	$649,297
Home equity:
Risk Rating:
Performing	$11	$71	$395	$1,227	$651	$16,913	$1,443,256	$58,538	$1,521,062
Nonperforming	42	40	45	938	95	3,359	546	12,139	17,204
Total	$53	$111	$440	$2,165	$746	$20,272	$1,443,802	$70,677	$1,538,266

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Three Months Ended June 30, 2026
Commercial	$478	$1,920	$124	$8,973	$1,657	$6,486	$—	$19,638
Commercial real estate	—	—	—	2,713	4,610	10,832	—	18,155
BBCC	—	—	36	357	93	—	—	486
Residential real estate	—	—	—	—	—	74	—	74
Indirect	103	408	383	314	119	68	—	1,395
Direct	68	133	89	226	309	315	595	1,735
Home equity	—	—	—	—	—	57	—	57
Total gross charge-offs	$649	$2,461	$632	$12,583	$6,788	$17,832	$595	$41,540

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Three Months Ended June 30, 2025
Commercial	$—	$6,459	$676	$6,970	$583	$2,117	$—	$16,805
Commercial real estate	—	—	—	1,205	4,000	4,233	—	9,438
BBCC	—	—	13	31	9	—	—	53
Residential real estate	—	—	—	—	—	247	—	247
Indirect	12	631	557	317	193	56	—	1,766
Direct	171	205	223	300	304	251	26	1,480
Home equity	—	—	—	—	—	165	—	165
Total gross charge-offs	$183	$7,295	$1,469	$8,823	$5,089	$7,069	$26	$29,954

	Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Six Months Ended June 30, 2026
Commercial	$478	$6,163	$10,724	$14,590	$3,729	$7,077	$391	$43,152
Commercial real estate	—	—	—	4,783	6,185	15,654	—	26,622
BBCC	—	50	325	537	384	—	—	1,296
Residential real estate	—	—	—	—	26	360	—	386
Indirect	103	877	848	751	479	149	—	3,207
Direct	68	321	424	378	625	1,241	969	4,026
Home equity	—	—	—	—	—	57	101	158
Total gross charge-offs	$649	$7,411	$12,321	$21,039	$11,428	$24,538	$1,461	$78,847

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Six Months Ended June 30, 2025
Commercial	$—	$6,881	$4,795	$11,056	$589	$2,795	$—	$26,116
Commercial real estate	—	—	303	1,956	11,996	6,843	—	21,098
BBCC	—	—	13	31	13	—	—	57
Residential real estate	—	—	—	—	—	277	—	277
Indirect	12	1,330	1,234	704	293	127	—	3,700
Direct	214	335	333	743	842	588	26	3,081
Home equity	—	—	—	—	—	165	—	165
Total gross charge-offs	$226	$8,546	$6,678	$14,490	$13,733	$10,795	$26	$54,494
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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2026
Commercial	$8,864	$9,604	$68,458	$86,926	$15,774,703	$15,861,629
Commercial real estate	14,771	26,215	57,736	98,722	22,251,078	22,349,800
BBCC	802	303	739	1,844	434,641	436,485
Residential	61,821	16,778	42,376	120,975	8,639,857	8,760,832
Indirect	8,345	2,122	1,662	12,129	1,171,456	1,183,585
Direct	11,900	1,077	2,778	15,755	581,852	597,607
Home equity	7,161	2,990	7,781	17,932	1,564,714	1,582,646
Total	$113,664	$59,089	$181,530	$354,283	$50,418,301	$50,772,584

December 31, 2025
Commercial	$23,702	$7,200	$68,776	$99,678	$14,663,773	$14,763,451
Commercial real estate	20,870	8,151	122,781	151,802	21,722,535	21,874,337
BBCC	1,297	1,359	463	3,119	392,961	396,080
Residential	45,817	13,650	40,512	99,979	8,367,517	8,467,496
Indirect	8,844	2,263	1,877	12,984	1,062,251	1,075,235
Direct	3,644	1,605	1,762	7,011	642,286	649,297
Home equity	7,186	2,956	8,307	18,449	1,519,817	1,538,266
Total	$111,360	$37,184	$244,478	$393,022	$48,371,140	$48,764,162
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$178,319	$11,899	$984	$172,713	$9,665	$1,310
Commercial real estate	169,551	33,979	3,695	244,395	57,647	—
BBCC	2,138	—	162	2,994	—	177
Residential	79,272	—	127	73,806	—	599
Indirect	5,552	—	62	5,802	—	203
Direct	4,830	—	272	4,331	—	74
Home equity	22,040	—	1,530	17,204	—	328
Total	$461,702	$45,878	$6,832	$521,245	$67,312	$2,691
Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2026 and 2025.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
June 30, 2026
Commercial	$15,059	$147,640	$10,172	$2,796	$977
Commercial real estate	166,521	12	285	—	109
BBCC	1,253	483	246	156	—
Residential	79,272	—	—	—	—
Indirect	—	—	—	5,552	—
Direct	4,149	6	—	235	34
Home equity	22,040	—	—	—	—
Total loans	$288,294	$148,141	$10,703	$8,739	$1,120

December 31, 2025
Commercial	$17,098	$131,107	$6,851	$5,411	$1,942
Commercial real estate	237,984	3,381	1,238	—	116
BBCC	1,364	832	269	260	—
Residential	73,806	—	—	—	—
Indirect	—	—	—	5,802	—
Direct	3,676	15	—	324	16
Home equity	17,204	—	—	—	—
Total loans	$351,132	$135,335	$8,358	$11,797	$2,074
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

The following table presents the amortized cost basis of financial difficulty modifications that were modified by class of loans and type of modification:

(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total Class of Loans
Three Months Ended June 30, 2026
Commercial	$36,103	$—	$—	0.2%
Commercial real estate	81,922	—	—	0.4%
Total	$118,025	$—	$—	0.2%

Three Months Ended June 30, 2025
Commercial	$39,797	$—	$—	0.3%
Commercial real estate	44,835	—	—	0.2%
Total	$84,632	$—	$—	0.2%

Six Months Ended June 30, 2026
Commercial	$57,363	$—	$6,383	0.4%
Commercial real estate	96,918	4,592	—	0.5%
Total	$154,281	$4,592	$6,383	0.3%

Six Months Ended June 30, 2025
Commercial	$94,248	$—	$—	0.7%
Commercial real estate	146,609	—	—	0.7%
Total	$240,857	$—	$—	0.5%
Old National monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of financial difficulty modifications in the twelve months following modification:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
June 30, 2026
Commercial	$—	$—	$18,479	$18,479	$45,267	$63,746
Commercial real estate	—	16,702	—	16,702	84,808	101,510
Total	$—	$16,702	$18,479	$35,181	$130,075	$165,256

June 30, 2025
Commercial	$1,468	$2,449	$4,511	$8,428	$85,820	$94,248
Commercial real estate	6,311	—	4,566	10,877	135,732	146,609
Total	$7,779	$2,449	$9,077	$19,305	$221,552	$240,857

The following table summarizes the nature of the financial difficulty modifications by class of loans:

	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Weighted- Average Interest Rate Reduction
Three Months Ended June 30, 2026
Commercial	4.6	—	—%
Commercial real estate	7.4	—	—%
Total	6.6	—	—%

Three Months Ended June 30, 2025
Commercial	6.5	—	—%
Commercial real estate	9.8	—	—%
Total	8.2	—	—%

Six Months Ended June 30, 2026
Commercial	5.7	—	1.50%
Commercial real estate	7.3	5.0	—%
Total	6.7	5.0	1.50%

Six Months Ended June 30, 2025
Commercial	7.1	—	—%
Commercial real estate	8.4	—	—%
Total	7.9	—	—%
There were payment defaults on $12.1 million and $18.5 million of loans during the three and six months ended June 30, 2026, respectively, to borrowers whose loans were modified due to financial difficulties within the previous twelve months. There were payment defaults on $4.6 million and $9.1 million of loans during the three and six months ended June 30, 2025, respectively, to borrowers whose loans had been modified within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans.
Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties at June 30, 2026 or December 31, 2025.
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
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2026	2025	2026	2025
Operating lease cost	Occupancy/Equipment expense	$9,505	$8,960	$19,081	$17,159
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	2,139	2,276	4,523	4,546
Interest on lease liabilities	Interest expense	207	212	437	441
Sub-lease income	Occupancy expense	(115)	(106)	(222)	(189)
Total		$11,736	$11,342	$23,819	$21,957
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$197,907	$209,327
Operating lease liabilities	214,161	226,624
Finance Leases
Premises and equipment, net	18,345	23,950
Other borrowings	20,290	25,798
Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.4	8.7
Finance leases	7.9	7.0
Weighted-Average Discount Rate
Operating leases	3.76%	3.72%
Finance leases	4.06%	4.04%
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,146	$18,019
Operating cash flows from finance leases	437	441
Financing cash flows from finance leases	4,427	4,446

The following table presents a maturity analysis of the Company’s lease liability by lease classification at June 30, 2026:

(dollars in thousands)	Operating Leases	Finance Leases
2026	$20,240	$3,799
2027	39,245	3,750
2028	35,281	2,886
2029	32,339	1,498
2030	28,004	1,533
Thereafter	96,905	10,447
Total undiscounted lease payments	252,014	23,913
Amounts representing interest	(37,853)	(3,623)
Lease liability	$214,161	$20,290

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill. See Note 3 to the consolidated financial statements for additional detail regarding acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$2,429,756	$2,175,251	$2,425,700	$2,175,251
Acquisitions and adjustments	—	234,635	4,056	234,635
Balance at end of period	$2,429,756	$2,409,886	$2,429,756	$2,409,886
Old National performed the required annual goodwill impairment test as of August 31, 2025 and there was no impairment. No events or circumstances since the August 31, 2025 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2026
Core deposit	$586,735	$(210,722)	$376,013
Customer relationship	90,107	(33,449)	56,658
Total other intangible assets	$676,842	$(244,171)	$432,671

December 31, 2025
Core deposit	$586,735	$(166,160)	$420,575
Customer relationship	93,892	(32,181)	61,711
Total other intangible assets	$680,627	$(198,341)	$482,286
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the six months ended June 30, 2026 or 2025. Total amortization expense associated with intangible assets was $24.0 million and $49.6 million for the three and six months ended June 30, 2026, respectively, compared to $19.6 million and $26.5 million for the three and six months ended June 30, 2025, respectively.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2026 remaining	$46,493
2027	84,810
2028	73,690
2029	62,983
2030	52,287
Thereafter	112,408
Total	$432,671
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of June 30, 2026, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		June 30, 2026		December 31, 2025
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (“LIHTC”)	Proportional amortization	$282,008	$120,312	$257,752	$135,776
Federal Historic Tax Credit (“FHTC”)	Proportional amortization	17,199	8,960	23,964	16,505
New Markets Tax Credit (“NMTC”)	Consolidation	129,688	—	128,325	—
Renewable Energy	Equity	2	—	4	—
Total		$428,897	$129,272	$410,045	$152,281
(1)All commitments will be paid by Old National by December 31, 2040.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended June 30, 2026
LIHTC	$5,763	$(7,219)
FHTC	1,177	(1,637)
NMTC	7,807	(9,960)
Total	$14,747	$(18,816)

Three Months Ended June 30, 2025
LIHTC	$3,205	$(4,516)
FHTC	614	(723)
NMTC	5,815	(7,049)
Total	$9,634	$(12,288)

Six Months Ended June 30, 2026
LIHTC	$11,526	$(14,437)
FHTC	2,721	(3,421)
NMTC	14,918	(19,061)
Total	$29,165	$(36,919)

Six Months Ended June 30, 2025
LIHTC	$6,409	$(8,815)
FHTC	1,169	(1,418)
NMTC	9,239	(11,309)
Total	$16,817	$(21,542)
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
NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Six Months Ended June 30,
(dollars in thousands)	2026	2025
Outstanding at period end	$265,301	$297,637
Average amount outstanding during the period	259,031	284,518
Maximum amount outstanding at any month-end during the period	269,379	311,335
Weighted-average interest rate:
During the period	0.90%	0.84%
At period end	0.88%	0.91%
At December 31, 2025, securities sold under agreements to repurchase totaled $261.4 million with a weighted-average interest rate of 0.95%.

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged:

	At June 30, 2026
	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$265,301	$—	$—	$—	$265,301
Total	$265,301	$—	$—	$—	$265,301
NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	June 30, 2026	December 31, 2025
FHLB advances (fixed rates 2.79% to 4.89% and variable rates 3.68% to 3.78%) maturing August 2026 to March 2046	$6,525,200	$6,230,200
Fair value hedge basis adjustments and unamortized prepayment fees	(4,904)	7,175
Total	$6,520,296	$6,237,375
FHLB advances had weighted-average rates of 3.78% at June 30, 2026 and 3.71% at December 31, 2025. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At June 30, 2026, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $3.2 million, compared to $3.3 million at December 31, 2025.
Contractual maturities of FHLB advances at June 30, 2026 were as follows:

(dollars in thousands)
Due in 2026	$3,500,000
Due in 2027	141,000
Due in 2028	548,000
Due in 2029	706,000
Due in 2030	479,000
Thereafter	1,151,200
Fair value hedge basis adjustments and unamortized prepayment fees	(4,904)
Total	$6,520,296

NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	June 30, 2026	December 31, 2025
Old National Bancorp:
Subordinated debentures (fixed rates of 5.77% to 5.88%) maturing September 2026 to February 2036	$600,000	$150,000
Unamortized debt issuance costs related to subordinated debentures	(4,318)	—
Junior subordinated debentures (rates of 5.33% to 7.51%) maturing July 2031 to September 2037	198,499	198,499
Other basis adjustments	5,312	7,891
Old National Bank:
Finance lease liabilities	20,290	25,798
Leveraged loans for NMTC (fixed rates of 1.00% to 7.25%) maturing December 2027 to June 2061	495,395	459,452
Other (1)	72,819	10,789
Total other borrowings	$1,387,997	$852,429
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $72.8 million at June 30, 2026 and $10.8 million at December 31, 2025.
Contractual maturities of other borrowings at June 30, 2026 were as follows:

(dollars in thousands)
Due in 2026	$226,262
Due in 2027	19,839
Due in 2028	2,389
Due in 2029	1,059
Due in 2030	1,140
Thereafter	1,136,314
Unamortized debt issuance costs and other basis adjustments	994
Total	$1,387,997
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
The following table summarizes the terms of our outstanding junior subordinated debentures at June 30, 2026:

(dollars in thousands)				Rate at June 30, 2026
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	7.51%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	7.28%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	5.68%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	5.73%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	5.54%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	5.33%	December 15, 2035
Bremer Statutory Trust II	June 2006	61,856	3-month SOFR plus 1.60%	5.52%	June 1, 2036
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	5.58%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	5.53%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	5.61%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	5.53%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	5.63%	September 15, 2037
Total		$198,499

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $20.3 million at June 30, 2026. See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrecognized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Hedges	Total
Three Months Ended June 30, 2026
Balance at beginning of period	$(492,459)	$(67,736)	$16,941	$(543,254)
Other comprehensive income (loss) before reclassifications	(7,714)	—	(11,076)	(18,790)
Amounts reclassified from AOCI to income (1)	26	2,636	1,241	3,903
Balance at end of period	$(500,147)	$(65,100)	$7,106	$(558,141)

Three Months Ended June 30, 2025
Balance at beginning of period	$(582,779)	$(79,373)	$13,643	$(648,509)
Other comprehensive income (loss) before reclassifications	40,590	—	3,365	43,955
Amounts reclassified from AOCI to income (1)	31	3,037	1,878	4,946
Balance at end of period	$(542,158)	$(76,336)	$18,886	$(599,608)

Six Months Ended June 30, 2026
Balance at beginning of period	$(428,436)	$(70,464)	$20,229	$(478,671)
Other comprehensive income (loss) before reclassifications	(71,681)	—	(15,598)	(87,279)
Amounts reclassified from AOCI to income (1)	(30)	5,364	2,475	7,809
Balance at end of period	$(500,147)	$(65,100)	$7,106	$(558,141)

Six Months Ended June 30, 2025
Balance at beginning of period	$(668,063)	$(82,294)	$4,314	$(746,043)
Other comprehensive income (loss) before reclassifications	125,818	—	11,807	137,625
Amounts reclassified from AOCI to income (1)	87	5,958	2,765	8,810
Balance at end of period	$(542,158)	$(76,336)	$18,886	$(599,608)
(1)See table below for details about reclassifications to income.

The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$(34)	$(41)	Debt securities gains (losses), net
	8	10	Income tax (expense) benefit
	$(26)	$(31)	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(3,534)	$(4,069)	Interest income (expense)
	898	1,032	Income tax (expense) benefit
	$(2,636)	$(3,037)	Net income
Gains and losses on hedges Interest rate contracts	$(1,673)	$(2,533)	Interest income (expense)
	432	655	Income tax (expense) benefit
	$(1,241)	$(1,878)	Net income

Total reclassifications for the period	$(3,903)	$(4,946)	Net income
The following table summarizes the amounts reclassified out of each component of AOCI for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$41	$(117)	Debt securities gains (losses), net
	(11)	30	Income tax (expense) benefit
	$30	$(87)	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(7,190)	$(7,984)	Interest income (expense)
	1,826	2,026	Income tax (expense) benefit
	$(5,364)	$(5,958)	Net income
Gains and losses on hedges Interest rate contracts	$(3,338)	$(3,729)	Interest income (expense)
	863	964	Income tax (expense) benefit
	$(2,475)	$(2,765)	Net income

Total reclassifications for the period	$(7,809)	$(8,810)	Net income

NOTE 14 – INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Provision at statutory rate of 21%	$68,079	$32,698	$130,085	$70,826
State income taxes	14,047	5,094	29,593	11,995
Tax credit investments - federal:
New market tax credits	(7,868)	(4,419)	(15,058)	(7,784)
Nontaxable or nondeductible items:
Tax-exempt interest	(5,955)	(5,599)	(12,175)	(9,851)
FDIC premiums	2,854	2,816	5,743	4,853
Other, net	(386)	(292)	(5,820)	(2,837)
Income tax expense	$70,771	$30,298	$132,368	$67,202
Effective tax rate	21.8%	19.5%	21.4%	19.9%
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At June 30, 2026, net deferred tax assets totaled $455.8 million, compared to $473.2 million at December 31, 2025. No valuation allowance was required on the Company’s deferred tax assets at June 30, 2026 or December 31, 2025.
Old National has federal net operating loss carryforwards totaling $104.5 million at June 30, 2026 and $87.8 million at December 31, 2025. If not used, the federal net operating loss carryforwards will begin expiring in 2032 and later. Old National has recorded state net operating loss carryforwards totaling $145.5 million at June 30, 2026 and $140.3 million at December 31, 2025. If not used, the state net operating loss carryforwards will expire from 2028 to 2044. The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the federal and recorded state net operating loss carryforwards will be used prior to expiration.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $50.0 million notional amount at both June 30, 2026 and December 31, 2025. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $3.2 billion notional amount at June 30, 2026 and $2.3 billion notional amount at December 31, 2025. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $800.0 million notional amount at June 30, 2026 and $1.1 billion notional amount at December 31, 2025. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $874.4 million notional amount at June 30, 2026 and $927.4 million notional amount at December 31, 2025. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	June 30, 2026			December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges:
Interest rate swaps, collars, and floors on loan pools	$3,200,000	$2,717	$14,770	$2,300,000	$11,627	$1,667
Interest rate swaps on borrowings (3)	50,000	—	—	50,000	—	—
Fair value hedges:
Interest rate swaps on investment securities (3)	874,407	—	—	927,407	—	—
Interest rate swaps on borrowings (3)	800,000	1,013	—	1,100,000	4,836	—
Total		$3,730	$14,770		$16,463	$1,667

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended June 30, 2026
Interest rate contracts	Interest income/(expense)	$(5,982)	Fixed-rate debt	Interest income/(expense)	$5,982
Interest rate contracts	Interest income/(expense)	6,421	Fixed-rate investment securities	Interest income/(expense)	(6,351)
Total		$439			$(369)

Three Months Ended June 30, 2025
Interest rate contracts	Interest income/(expense)	$6,088	Fixed-rate debt	Interest income/(expense)	$(6,075)
Interest rate contracts	Interest income/(expense)	(8,579)	Fixed-rate investment securities	Interest income/(expense)	8,564
Total		$(2,491)			$2,489

Six Months Ended June 30, 2026
Interest rate contracts	Interest income/(expense)	$(11,038)	Fixed-rate debt	Interest income/(expense)	$11,032
Interest rate contracts	Interest income/(expense)	7,185	Fixed-rate investment securities	Interest income/(expense)	(7,101)
Total		$(3,853)			$3,931

Six Months Ended June 30, 2025
Interest rate contracts	Interest income/(expense)	$15,064	Fixed-rate debt	Interest income/(expense)	$(15,007)
Interest rate contracts	Interest income/(expense)	(27,746)	Fixed-rate investment securities	Interest income/(expense)	27,711
Total		$(12,682)			$12,704

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)		2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(14,937)	$4,538	$(3,036)	$(3,632)
		Six Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(23,244)	$15,925	$(5,976)	$(5,927)
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $1.7 million will be reclassified to interest income and $11.7 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (“interest rate lock commitments”) and forward commitments for the future delivery of mortgage loans to third party investors (“forward mortgage loan contracts”) are considered derivatives. These derivative contracts do not qualify for hedge accounting. At June 30, 2026, the notional amounts of the interest rate lock commitments totaled $117.7 million and forward mortgage loan contracts totaled $134.7 million. At December 31, 2025, the notional amounts of the interest rate lock commitments totaled $81.7 million and forward commitments totaled $120.6 million. It is our practice to enter into forward mortgage loan contracts for the future delivery of residential mortgage loans to third-party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments totaled $10.6 billion at June 30, 2026 and $9.9 billion at December 31, 2025. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	June 30, 2026			December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$117,675	$493	$—	$81,698	$583	$—
Forward mortgage loan contracts	134,702	—	223	120,584	—	402
Customer interest rate contracts	10,605,993	26,627	223,791	9,939,577	76,026	180,367
Counterparty interest rate contracts (3)	10,605,993	116,780	26,798	9,939,577	77,597	76,442
Customer foreign currency contracts	20,791	119	66	12,086	106	27
Counterparty foreign currency contracts	20,645	103	30	11,656	53	63
Total		$144,122	$250,908		$154,365	$257,301

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended June 30,
(dollars in thousands)		2026	2025
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$290	$123
Mortgage contracts	Mortgage banking revenue	(1,236)	(122)
Foreign currency contracts	Other income/(expense)	(53)	(66)
Total		$(999)	$(65)

		Six Months Ended June 30,
		2026	2025
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$456	$147
Mortgage contracts	Mortgage banking revenue	89	(503)
Foreign currency contracts	Other income/(expense)	17	13
Total		$562	$(343)
(1)Includes the valuation differences between the customer and offsetting swaps.
Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$147,852	$265,678	$170,828	$258,968
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	147,852	265,678	170,828	258,968
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(41,598)	(41,598)	(78,172)	(78,172)
Cash collateral pledged	(2,720)	(75,539)	(17,670)	(28,689)
Net credit exposure	$103,534	$148,541	$74,986	$152,107
NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At June 30, 2026, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	June 30, 2026	December 31, 2025
Unfunded loan commitments (1)	$11,327,552	$12,145,320
Standby letters of credit (2)	262,133	199,638
(1)Excludes cancellable loan commitments of $2.9 billion at June 30, 2026 and $2.8 billion at December 31, 2025.
(2)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $1.9 million at June 30, 2026 and $1.7 million at December 31, 2025.
At June 30, 2026, approximately 2% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0.01% to 20.74%. The allowance for unfunded loan commitments totaled $31.5 million at June 30, 2026 and $35.6 million at December 31, 2025.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $1.5 billion at June 30, 2026 and $1.3 billion at December 31, 2025.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2026 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$131,113	$131,113	$—	$—
Investment securities available-for-sale:
U.S. Treasury	204,333	204,333	—	—
U.S. government-sponsored entities and agencies	1,328,817	—	1,328,817	—
Mortgage-backed securities - Agency	9,579,446	—	9,579,446	—
States and political subdivisions	304,430	—	304,430	—
Pooled trust preferred securities	12,876	—	12,876	—
Other securities	152,483	—	152,483	—
Loans held-for-sale	43,608	—	43,608	—
Derivative assets	147,852	—	147,852	—
Financial Liabilities
Derivative liabilities	265,678	—	265,678	—

		Fair Value Measurements at December 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$128,857	$128,857	$—	$—
Investment securities available-for-sale:
U.S. Treasury	214,544	214,544	—	—
U.S. government-sponsored entities and agencies	1,372,392	—	1,372,392	—
Mortgage-backed securities - Agency	9,168,035	—	9,168,035	—
States and political subdivisions	426,008	—	426,008	—
Pooled trust preferred securities	11,734	—	11,734	—
Other securities	191,737	—	191,737	—
Loans held-for-sale	52,911	—	52,911	—
Derivative assets	170,828	—	170,828	—
Financial Liabilities
Derivative liabilities	258,968	—	258,968	—
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis at June 30, 2026 are summarized below:

		Fair Value Measurements at June 30, 2026 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$40,139	$—	$—	$40,139
Commercial real estate loans	56,305	—	—	56,305
Foreclosed Assets:
Commercial real estate	1,136	—	—	1,136

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $183.8 million, with a valuation allowance of $87.3 million at June 30, 2026. Old National recorded provision expense associated with these loans totaling $44.4 million and $46.5 million for the three and six months ended June 30, 2026, respectively, compared to $15.0 million and $24.6 million for the three and six months ended June 30, 2025, respectively.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $1.1 million at June 30, 2026. There were no material writedowns on other real estate owned for the three and six months ended June 30, 2026, compared to $0.5 million of writedowns for the three and six months ended June 30, 2025.
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
The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
June 30, 2026
Collateral Dependent Loans
Commercial loans	$40,139	Discounted	Discount for type of property,	15% - 50% (38%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	56,305	Discounted	Discount for type of property,	11% - 50% (24%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate	1,136	Fair value of	Discount for type of property,	0% - 29% (27%)
		collateral	age of appraisal, and current status
December 31, 2025
Collateral Dependent Loans
Commercial loans	$55,471	Discounted	Discount for type of property,	8% - 50% (35%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	109,852	Discounted	Discount for type of property,	2% - 61% (17%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	975	Fair value of	Discount for type of property,	30%
		collateral	age of appraisal, and current status
Residential (2)	98	Fair value of	Discount for type of property,	44%
		collateral	age of appraisal, and current status
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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Interest income for loans held-for-sale is included in the income statement totaling $0.9 million and $1.6 million for the three and six months ended June 30, 2026, respectively, compared to $1.1 million and $1.7 million for the three and six months ended June 30, 2025, respectively.
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
The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
June 30, 2026
Loans held-for-sale	$43,608	$759	$42,849
December 31, 2025
Loans held-for-sale	$52,911	$1,148	$51,763
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2026
Loans held-for-sale	$378	$23	$—	$401

Three Months Ended June 30, 2025
Loans held-for-sale	$783	$101	$—	$884

Six Months Ended June 30, 2026
Loans held-for-sale	$(374)	$23	$(38)	$(389)

Six Months Ended June 30, 2025
Loans held-for-sale	$1,386	$101	$(9)	$1,478

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at June 30, 2026 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,768,180	$1,768,180	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	825,359	—	687,544	—
Mortgage-backed securities - Agency	881,022	—	745,684	—
State and political subdivisions	1,138,123	—	1,034,980	—
Loans, net:
Commercial	15,856,832	—	—	15,972,494
Commercial real estate	22,270,561	—	—	22,528,236
Residential real estate	8,720,382	—	—	7,975,684
Consumer credit	3,344,298	—	—	3,189,201
Accrued interest receivable	301,860	867	77,261	223,732
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$12,665,278	$12,665,278	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	32,990,366	32,990,366	—	—
Time deposits	10,491,126	—	10,442,674	—
Federal funds purchased and interbank borrowings	250,389	250,389	—	—
Securities sold under agreements to repurchase	265,301	265,301	—	—
FHLB advances	6,520,296	—	6,501,492	—
Other borrowings	1,387,997	—	1,404,069	—
Accrued interest payable	71,420	—	71,420	—
Standby letters of credit	1,929	—	—	1,929

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$5,379

		Fair Value Measurements at December 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,826,177	$1,826,177	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	840,435	—	710,909	—
Mortgage-backed securities - Agency	910,323	—	782,818	—
State and political subdivisions	1,144,730	—	1,046,511	—
Loans, net:
Commercial	14,737,809	—	—	14,831,563
Commercial real estate	21,780,686	—	—	21,806,075
Residential real estate	8,433,102	—	—	7,526,511
Consumer credit	3,243,045	—	—	3,027,561
Accrued interest receivable	306,812	894	77,288	228,630
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$13,247,483	$13,247,483	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	32,179,688	32,179,688	—	—
Time deposits	9,661,024	—	9,540,748	—
Federal funds purchased and interbank borrowings	100,197	100,197	—	—
Securities sold under agreements to repurchase	261,366	261,366	—	—
FHLB advances	6,237,375	—	6,229,752	—
Other borrowings	852,429	—	853,938	—
Accrued interest payable	65,291	—	65,291	—
Standby letters of credit	1,672	—	—	1,672

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$5,687
The methods utilized to measure the fair value of financial instruments at June 30, 2026 and December 31, 2025 represent an approximation of exit price, however, an actual exit price may differ.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis generally discussing our results of operations for the three and six months ended June 30, 2026 compared to the same period in 2025, and financial condition as of June 30, 2026 compared to December 31, 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”).
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,	June 30,
	2026	2026	2025	2025	2025
Income Statement:
Net interest income	$578,988	$572,573	$580,832	$574,609	$514,790
Taxable equivalent adjustment (1) (3)	7,510	7,849	8,013	7,975	7,063
Net interest income - taxable equivalent basis (3)	586,498	580,422	588,845	582,584	521,853
Provision for credit losses	36,206	34,946	32,745	26,738	106,835
Noninterest income	153,564	122,346	109,759	130,461	132,517
Noninterest expense	372,161	364,704	386,320	445,734	384,766
Net income applicable to common shareholders	249,381	229,638	212,589	178,533	121,375
Per Common Share Data:
Weighted average diluted common shares	383,273	388,054	389,550	390,496	361,436
Net income (diluted)	$0.65	$0.59	$0.55	$0.46	$0.34
Cash dividends	0.145	0.145	0.14	0.14	0.14
Common dividend payout ratio (2)	22%	25%	25%	30%	41%
Book value	$21.80	$21.40	$21.17	$20.64	$20.12
Stock price	25.90	22.10	22.31	21.95	21.34
Tangible common book value (3)	14.32	13.93	13.71	13.15	12.60
Performance Ratios:
Return on average assets	1.38%	1.29%	1.21%	1.03%	0.77%
Return on average common equity	12.07	11.07	10.44	9.01	6.74
Return on average tangible common equity (3)	19.84	18.41	17.76	15.87	12.00
Net interest margin (3)	3.54	3.55	3.65	3.64	3.53
Efficiency ratio (3)	47.04	48.25	51.58	58.84	55.80
Net charge-offs to average loans	0.26	0.26	0.27	0.25	0.24
Allowance for credit losses on loans to ending loans	1.14	1.15	1.17	1.19	1.18
Allowance for credit losses (4) to ending loans	1.21	1.22	1.24	1.26	1.24
Non-performing loans to ending loans	0.91	1.03	1.07	1.23	1.24
Balance Sheet:
Total loans	$50,772,584	$49,731,844	$48,764,162	$47,967,915	$47,902,819
Total assets	74,189,417	73,002,651	72,151,967	71,210,162	70,979,805
Total deposits	56,146,770	55,672,472	55,088,195	55,006,184	54,357,683
Total borrowed funds	8,423,983	7,823,198	7,451,367	6,766,381	7,346,098
Total shareholders’ equity	8,583,843	8,510,653	8,494,788	8,309,271	8,126,387
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.09%	11.11%	11.08%	11.02%	10.74%
Tier 1	11.53	11.56	11.53	11.49	11.20
Total	13.65	13.71	12.85	12.78	12.59
Leverage ratio (to average assets)	8.95	8.93	8.90	8.72	9.26
Total equity to assets (averages)	11.61	11.79	11.73	11.48	11.38
Tangible common equity to tangible assets (3)	7.68	7.67	7.72	7.53	7.26
Nonfinancial Data:
Full-time equivalent employees	4,914	4,948	4,971	5,243	5,313
Banking centers	346	346	346	351	351
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income per common share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2026	2025
Income Statement:
Net interest income	$1,151,561	$902,433
Taxable equivalent adjustment (1) (3)	15,359	12,423
Net interest income - taxable equivalent basis (3)	1,166,920	914,856
Provision for credit losses	71,152	138,238
Noninterest income	275,910	226,311
Noninterest expense	736,865	653,237
Net income applicable to common shareholders	479,019	262,000
Per Common Share Data:
Weighted average diluted common shares	385,697	340,250
Net income (diluted)	$1.24	$0.77
Cash dividends	0.29	0.28
Common dividend payout ratio (2)	23%	36%
Book value	$21.80	$20.12
Stock price	25.90	21.34
Tangible common book value (3)	14.32	12.60
Performance Ratios:
Return on average assets	1.34%	0.91%
Return on average common equity	11.57	7.83
Return on average tangible common equity (3)	19.13	13.39
Net interest margin (3)	3.54	3.41
Efficiency ratio (3)	47.63	54.92
Net charge-offs to average loans	0.26	0.24
Allowance for credit losses on loans to ending loans	1.14	1.18
Allowance for credit losses (4) to ending loans	1.21	1.24
Non-performing loans to ending loans	0.91	1.24
Balance Sheet:
Total loans	$50,772,584	$47,902,819
Total assets	74,189,417	70,979,805
Total deposits	56,146,770	54,357,683
Total borrowed funds	8,423,983	7,346,098
Total shareholders’ equity	8,583,843	8,126,387
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.09%	10.74%
Tier 1	11.53	11.20
Total	13.65	12.59
Leverage ratio (to average assets)	8.95	9.26
Total equity to assets (averages)	11.70	11.66
Tangible common equity to tangible assets (3)	7.68	7.26
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
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include merger-related charges associated with completed and pending acquisitions, pension plan gain/loss, debt securities gains/losses, distribution of excess pension assets expense, FDIC special assessment expense, and CECL Day 1 non-PCD provision expense. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company’s underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	June 30,	March 31,	December 31,	September 30,	June 30,
	2026	2026	2025	2025	2025
Net income per common share:
Net income applicable to common shares	$249,381	$229,638	$212,589	$178,533	$121,375
Adjustments:
Merger-related charges	12,109	7,323	24,547	69,274	41,206
Pension plan (gain) loss	(13,240)	—	15,878	—	(21,001)
Debt securities (gains) losses	34	(75)	(73)	(7)	41
Distribution of excess pension assets expense	—	3,394	—	—	—
FDIC special assessment	—	—	(2,994)	—	—
CECL Day 1 non-PCD provision expense	—	—	—	—	75,604
Less: tax effect on net total adjustments (2)	2,091	(2,630)	(8,973)	(16,492)	(26,372)
Net income applicable to common shares, adjusted (1)	$250,375	$237,650	$240,974	$231,308	$190,853
Weighted average diluted common shares outstanding	383,273	388,054	389,550	390,496	361,436
Net income per common share, diluted	$0.65	$0.59	$0.55	$0.46	$0.34
Adjusted net income per common share, diluted (1)	$0.65	$0.61	$0.62	$0.59	$0.53
Tangible common book value:
Shareholders’ common equity	$8,340,124	$8,266,934	$8,251,069	$8,065,552	$7,882,668
Deduct: Goodwill and intangible assets	2,862,427	2,886,419	2,907,986	2,926,960	2,944,372
Tangible shareholders’ common equity (1)	$5,477,697	$5,380,515	$5,343,083	$5,138,592	$4,938,296
Period end common shares	382,537	386,315	389,662	390,768	391,818
Tangible common book value (1)	$14.32	$13.93	$13.71	$13.15	$12.60
Return on average tangible common equity:
Net income applicable to common shares	$249,381	$229,638	$212,589	$178,533	$121,375
Add: Intangible amortization (net of tax) (2)	17,994	19,217	19,512	19,638	14,722
Tangible net income (1)	$267,375	$248,855	$232,101	$198,171	$136,097
Average shareholders’ common equity	$8,264,486	$8,300,501	$8,147,348	$7,924,856	$7,208,397
Deduct: Average goodwill and intangible assets	2,873,898	2,894,824	2,919,924	2,931,319	2,670,710
Average tangible shareholders’ common equity (1)	$5,390,588	$5,405,677	$5,227,424	$4,993,537	$4,537,687
Return on average tangible common equity (1)	19.84%	18.41%	17.76%	15.87%	12.00%
Net interest margin:
Net interest income	$578,988	$572,573	$580,832	$574,609	$514,790
Taxable equivalent adjustment	7,510	7,849	8,013	7,975	7,063
Net interest income - taxable equivalent basis (1)	$586,498	$580,422	$588,845	$582,584	$521,853
Average earning assets	$66,341,949	$65,433,548	$64,456,815	$64,032,811	$59,061,249
Net interest margin (1)	3.54%	3.55%	3.65%	3.64%	3.53%
Efficiency ratio:
Noninterest expense	$372,161	$364,704	$386,320	$445,734	$384,766
Deduct: Intangible amortization expense	23,992	25,623	26,016	26,184	19,630
Noninterest expense excluding intangible amortization expense (1)	$348,169	$339,081	$360,304	$419,550	$365,136
Net interest income - taxable equivalent basis (1) (see above)	$586,498	$580,422	$588,845	$582,584	$521,853
Noninterest income	153,564	122,346	109,759	130,461	132,517
Deduct: Debt securities gains (losses), net	(34)	75	73	7	(41)
Total revenue excluding debt securities gains (losses) (1)	$740,096	$702,693	$698,531	$713,038	$654,411
Efficiency ratio (1)	47.04%	48.25%	51.58%	58.84%	55.80%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$5,477,697	$5,380,515	$5,343,083	$5,138,592	$4,938,296
Assets	$74,189,417	$73,002,651	$72,151,967	$71,210,162	$70,979,805
Deduct: Goodwill and intangible assets	2,862,427	2,886,419	2,907,986	2,926,960	2,944,372
Tangible assets (1)	$71,326,990	$70,116,232	$69,243,981	$68,283,202	$68,035,433
Tangible common equity to tangible assets (1)	7.68%	7.67%	7.72%	7.53%	7.26%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2026	2025
Net income per common share:
Net income applicable to common shares	$479,019	$262,000
Adjustments:
Merger-related charges	19,432	47,062
Pension plan gain	(13,240)	(21,001)
Distribution of excess pension assets expense	3,394	—
Debt securities (gains) losses	(41)	117
CECL Day 1 non-PCD provision expense	—	75,604
Less: tax effect on net total adjustments (2)	(540)	(27,475)
Net income applicable to common shares, adjusted (1)	$488,024	$336,307
Weighted average diluted common shares outstanding	385,697	340,250
Net income per common share, diluted	$1.24	$0.77
Adjusted net income per common share, diluted (1)	$1.27	$0.99
Tangible common book value:
Shareholders’ common equity	$8,340,124	$7,882,668
Deduct: Goodwill and intangible assets	2,862,427	2,944,372
Tangible shareholders’ common equity (1)	$5,477,697	$4,938,296
Period end common shares	382,537	391,818
Tangible common book value (1)	$14.32	$12.60
Return on average tangible common equity:
Net income applicable to common shares	$479,019	$262,000
Add: Intangible amortization (net of tax) (2)	37,211	19,845
Tangible net income (1)	$516,230	$281,845
Average shareholders’ common equity	$8,282,394	$6,693,442
Deduct: Average goodwill and intangible assets	2,884,304	2,482,663
Average tangible shareholders’ common equity (1)	$5,398,090	$4,210,779
Return on average tangible common equity (1)	19.13%	13.39%
Net interest margin:
Net interest income	$1,151,561	$902,433
Taxable equivalent adjustment	15,359	12,423
Net interest income - taxable equivalent basis (1)	$1,166,920	$914,856
Average earning assets	$65,890,258	$53,599,627
Net interest margin (1)	3.54%	3.41%
Efficiency ratio:
Noninterest expense	$736,865	$653,237
Deduct: Intangible amortization expense	49,615	26,460
Noninterest expense excluding intangible amortization expense (1)	$687,250	$626,777
Net interest income - taxable equivalent basis (1) (see above)	$1,166,920	$914,856
Noninterest income	275,910	226,311
Deduct: Debt securities gains (losses), net	41	(117)
Total revenue excluding debt securities gains (losses) (1)	$1,442,789	$1,141,284
Efficiency ratio (1)	47.63%	54.92%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$5,477,697	$4,938,296
Assets	$74,189,417	$70,979,805
Deduct: Goodwill and intangible assets	2,862,427	2,944,372
Tangible assets (1)	$71,326,990	$68,035,433
Tangible common equity to tangible assets (1)	7.68%	7.26%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

EXECUTIVE SUMMARY
Old National is the fifth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 25 banking companies headquartered in the United States with consolidated assets of $74.2 billion at June 30, 2026. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana. Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
Net income applicable to common shares for the second quarter of 2026 was $249.4 million, or $0.65 per diluted common share, compared to $229.6 million, or $0.59 per diluted common share, for the first quarter of 2026.
Results for the second quarter of 2026 were impacted by $12.1 million in pre-tax merger-related expenses and a $13.2 million pre-tax gain associated with the settlement of the Bremer pension plan. Results for the first quarter of 2026 were impacted by $7.3 million of merger-related expenses and a $3.4 million non-cash, pre-tax expense associated with the distribution of excess pension plan assets with the resolution of the legacy First Midwest Bancorp, Inc. (“First Midwest”) plan. Excluding these items, net income applicable to common shares for the second quarter of 2026 was $250.4 million, or $0.65 per diluted common share on an adjusted basis1, compared to $237.7 million, or $0.61 per diluted common share on an adjusted basis1, for the first quarter of 2026.
Our results for the second quarter of 2026 reflect solid growth in total loans and deposits, disciplined expense management, and strong credit quality and capital.
Deposits:  Period-end total deposits increased $474.3 million, or 3% annualized, to $56.1 billion at June 30, 2026 compared to March 31, 2026.
Loans:  Our loan balances, excluding loans held-for-sale, increased $1.0 billion, or 8% annualized, to $50.8 billion at June 30, 2026 compared to March 31, 2026 reflecting strong commercial loan production.
Net Interest Income: Net interest income increased $6.4 million to $579.0 million compared to the first quarter of 2026 driven by high quality loan growth and stable core deposit pricing, partly offset by funding mix.
Provision for Credit Losses:  Provision for credit losses was $36.2 million compared to $34.9 million in the first quarter of 2026.
Noninterest Income:  Noninterest income was $153.6 million, or $140.4 million excluding a $13.2 million pre-tax gain associated with the settlement of the Bremer pension plan, compared to $122.3 million in the first quarter of 2026. The increase reflects strong increases in all fee income lines as well as elevated other income due to market value adjustments, higher company-owned life insurance income, and an asset recovery.
Noninterest Expense:  Noninterest expense increased $7.5 million compared to the first quarter of 2026. In the second quarter of 2026, noninterest expense included $12.1 million of merger-related expenses. In the first quarter of 2026, noninterest expense included $7.3 million of merger-related expenses and a $3.4 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan. Excluding these expenses, noninterest expense was $360.1 million for the second quarter of 2026, an increase of $6.1 million from $354.0 million for the first quarter of 2026 reflecting disciplined expense management.
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Income Statement Summary:
Net interest income	$578,988	$514,790	12.5%	$1,151,561	$902,433	27.6%
Provision for credit losses	36,206	106,835	(66.1)	71,152	138,238	(48.5)
Noninterest income	153,564	132,517	15.9	275,910	226,311	21.9
Noninterest expense	372,161	384,766	(3.3)	736,865	653,237	12.8
Net income applicable to common shareholders	249,381	121,375	105.5	479,019	262,000	82.8
Net income per common share - diluted	0.65	0.34	91.2	1.24	0.77	61.0
Other Data:
Return on average common equity	12.07%	6.74%		11.57%	7.83%
Return on average tangible common equity (1)	19.84	12.00		19.13	13.39
Efficiency ratio (1)	47.04	55.80		47.63	54.92
Tier 1 leverage ratio	8.95	9.26		8.95	9.26
Net charge-offs to average loans	0.26	0.24		0.26	0.24
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 81% of revenues for the six months ended June 30, 2026. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
The Federal Reserve held its interest rates steady during the second quarter of 2026 and decreased interest rates compared to those in effect as of June 30, 2025. The Federal Reserve’s Federal Funds Rate is currently in a target range of 3.50% to 3.75%, with the Effective Federal Funds Rate of 3.63% at June 30, 2026 compared to 4.33% at June 30, 2025. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,212,043	$11,121	3.68%	$1,424,700	$14,791	4.16%
Investment securities:
Treasury and government sponsored agencies	2,349,871	18,993	3.23%	2,396,691	20,820	3.47%
Mortgage-backed securities	10,428,343	111,157	4.26%	8,567,318	87,734	4.10%
States and political subdivisions	1,450,389	12,017	3.31%	1,596,899	13,402	3.36%
Other securities	828,774	12,395	5.98%	970,581	15,770	6.50%
Total investment securities	15,057,377	154,562	4.11%	13,531,489	137,726	4.07%
Loans: (2)
Commercial	15,792,290	238,663	6.05%	13,240,876	219,446	6.63%
Commercial real estate	22,234,235	339,925	6.12%	20,022,403	316,422	6.32%
Residential real estate loans	8,722,341	103,162	4.73%	7,792,440	88,852	4.56%
Consumer	3,323,663	54,468	6.57%	3,049,341	54,787	7.21%
Total loans	50,072,529	736,218	5.88%	44,105,060	679,507	6.16%
Total earning assets	66,341,949	$901,901	5.44%	59,061,249	$832,024	5.64%
Deduct: Allowance for credit losses on loans	(580,550)			(404,871)
Non-Earning Assets
Cash and due from banks	545,346			426,513
Other assets	6,991,436			6,403,239
Total assets	$73,298,181			$65,486,130

Interest-Bearing Liabilities
Checking and NOW accounts	$11,106,289	$47,349	1.71%	$9,672,146	$41,862	1.74%
Savings accounts	4,950,785	3,032	0.25%	4,968,232	3,777	0.30%
Money market accounts	16,485,000	99,903	2.43%	15,282,970	113,542	2.98%
Time deposits	10,145,661	87,220	3.45%	8,318,060	80,907	3.90%
Total interest-bearing deposits	42,687,735	237,504	2.23%	38,241,408	240,088	2.52%
Federal funds purchased and interbank borrowings	42,228	391	3.71%	88,603	953	4.31%
Securities sold under agreements to repurchase	257,217	561	0.87%	295,948	636	0.86%
FHLB advances	6,561,147	61,744	3.77%	6,037,462	59,042	3.92%
Other borrowings	1,360,976	15,203	4.48%	828,214	9,452	4.58%
Total borrowed funds	8,221,568	77,899	3.80%	7,250,227	70,083	3.88%
Total interest-bearing liabilities	$50,909,303	$315,403	2.48%	$45,491,635	$310,171	2.73%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$12,860,401			$11,568,854
Other liabilities	1,020,272			973,525
Shareholders’ equity	8,508,205			7,452,116
Total liabilities and shareholders’ equity	$73,298,181			$65,486,130

Net interest income - taxable equivalent basis		$586,498	3.54%		$521,853	3.53%
Taxable equivalent adjustment		(7,510)			(7,063)
Net interest income (GAAP)		$578,988	3.49%		$514,790	3.49%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

(Tax equivalent basis, dollars in thousands)	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,213,528	$22,065	3.67%	$1,109,634	$23,606	4.29%
Investment securities:
Treasury and government sponsored agencies	2,384,129	38,114	3.20%	2,357,995	40,839	3.46%
Mortgage-backed securities	10,348,439	218,622	4.23%	7,433,868	142,257	3.83%
States and political subdivisions	1,487,627	24,558	3.30%	1,603,821	26,644	3.32%
Other securities	834,327	25,772	6.18%	871,262	26,282	6.03%
Total investment securities	15,054,522	307,066	4.08%	12,266,946	236,022	3.85%
Loans: (2)
Commercial	15,550,178	472,103	6.07%	11,827,287	385,041	6.51%
Commercial real estate	22,146,063	675,873	6.10%	18,128,526	562,357	6.20%
Residential real estate loans	8,628,736	202,115	4.68%	7,306,465	156,500	4.28%
Consumer	3,297,231	107,919	6.60%	2,960,769	104,257	7.10%
Total loans	49,622,208	1,458,010	5.88%	40,223,047	1,208,155	6.01%
Total earning assets	65,890,258	$1,787,141	5.43%	53,599,627	$1,467,783	5.48%
Deduct: Allowance for credit losses on loans	(576,848)			(401,835)
Non-Earning Assets
Cash and due from banks	547,129			399,620
Other assets	7,017,805			5,901,705
Total assets	$72,878,344			$59,499,117

Interest-Bearing Liabilities
Checking and NOW	$11,036,650	$93,644	1.71%	$8,853,822	$71,325	1.62%
Savings	4,935,795	6,043	0.25%	4,830,998	7,385	0.31%
Money market	16,513,687	199,859	2.44%	13,523,239	202,817	3.02%
Time deposits	9,948,542	171,289	3.47%	7,644,494	149,056	3.93%
Total interest-bearing deposits	42,434,674	470,835	2.24%	34,852,553	430,583	2.49%
Federal funds purchased and interbank borrowings	23,038	414	3.62%	118,202	2,578	4.40%
Securities sold under agreements to repurchase	259,031	1,155	0.90%	284,518	1,187	0.84%
FHLB advances	6,433,228	119,796	3.76%	5,255,372	100,938	3.87%
Other borrowings	1,267,288	28,021	4.46%	752,408	17,641	4.73%
Total borrowed funds	7,982,585	149,386	3.77%	6,410,500	122,344	3.85%
Total interest-bearing liabilities	$50,417,259	$620,221	2.48%	$41,263,053	$552,927	2.70%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$12,875,219			$10,339,594
Other liabilities	1,059,753			959,309
Shareholders’ equity	8,526,113			6,937,161
Total liabilities and shareholders’ equity	$72,878,344			$59,499,117

Net interest income - taxable equivalent basis		$1,166,920	3.54%		$914,856	3.41%
Taxable equivalent adjustment		(15,359)			(12,423)
Net interest income (GAAP)		$1,151,561	3.50%		$902,433	3.37%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended June 30, 2025 to Three Months Ended June 30, 2026			From Six Months Ended June 30, 2025 to Six Months Ended June 30, 2026
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$(3,670)	$(2,080)	$(1,590)	$(1,541)	$2,073	$(3,614)
Investment securities (2)	16,836	15,598	1,238	71,044	55,247	15,797
Loans (3)	56,711	89,858	(33,147)	249,855	279,503	(29,648)
Total interest income	69,877	103,376	(33,499)	319,358	336,823	(17,465)
Interest Expense
Checking and NOW deposits	5,487	6,170	(683)	22,319	18,110	4,209
Savings deposits	(745)	(11)	(734)	(1,342)	151	(1,493)
Money market deposits	(13,639)	8,148	(21,787)	(2,958)	40,869	(43,827)
Time deposits	6,313	16,781	(10,468)	22,233	42,556	(20,323)
Federal funds purchased and interbank borrowings	(562)	(464)	(98)	(2,164)	(1,899)	(265)
Securities sold under agreements to repurchase	(75)	(84)	9	(32)	(111)	79
FHLB advances	2,702	5,034	(2,332)	18,858	22,384	(3,526)
Other borrowings	5,751	6,024	(273)	10,380	11,782	(1,402)
Total interest expense	5,232	41,598	(36,366)	67,294	133,842	(66,548)
Net interest income	$64,645	$61,778	$2,867	$252,064	$202,981	$49,083
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.4 million and $4.9 million during the three and six months ended June 30, 2026, respectively, and $2.7 million and $5.3 million during the three and six months ended June 30, 2025, respectively; using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $5.1 million and $10.4 million during the three and six months ended June 30, 2026, respectively, and $4.4 million and $7.1 million during the three and six months ended June 30, 2025, respectively; using the federal statutory rate in effect of 21%.
The increase in net interest income for the three and six months ended June 30, 2026 compared to the same periods in 2025 was driven by the acquisition of Bremer as well as strong loan growth, and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities and lower yields on loans.
The increase in net interest margin on a fully taxable equivalent basis for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to the impact of Bremer, loan growth, and lower costs of average interest-bearing liabilities, partially offset by higher balances of average interest-bearing liabilities and lower yields on loans. The yield on interest earning assets decreased 20 basis points and the cost of interest-bearing liabilities decreased 25 basis points in the three months ended June 30, 2026 compared to the same quarter a year ago. The yield on interest earning assets decreased 5 basis points and the cost of interest-bearing liabilities decreased 22 basis points in the six months ended June 30, 2026 compared to the same period a year ago.
Average earning assets increased $7.3 billion and $12.3 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to Bremer loans and securities acquired as well as strong loan growth.
Average loans, including loans held-for-sale, increased $6.0 billion and $9.4 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to Bremer loans acquired as well as strong commercial and commercial real estate loan growth. Bremer loans totaled $11.2 billion at the close of the acquisition.
Average noninterest-bearing deposits increased $1.3 billion while average interest-bearing deposits increased $4.4 billion for the three months ended June 30, 2026 when compared to the same period in 2025 reflecting Bremer deposits assumed and organic growth. Average noninterest-bearing deposits increased $2.5 billion while average interest-bearing deposits increased $7.6 billion for the six months ended June 30, 2026 when compared to the same period in 2025 reflecting Bremer deposits assumed and organic growth. Bremer deposits assumed totaled $12.9 billion at the close of the acquisition.
Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Provision for credit losses on loans	$38,400	$99,263	(61.3)%	$75,254	$130,289	(42.2)%
Provision (release) for credit losses on unfunded loan commitments	(2,194)	7,572	(129.0)	(4,102)	7,949	(151.6)
Total provision for credit losses	$36,206	$106,835	(66.1)%	$71,152	$138,238	(48.5)%

Net (charge-offs) recoveries on non-PCD loans	$(26,007)	$(23,363)	11.3%	$(48,451)	$(42,199)	14.8%
Net (charge-offs) recoveries on PCD loans	(6,240)	(3,165)	97.2	(15,812)	(5,945)	166.0
Total net (charge-offs) recoveries on loans	$(32,247)	$(26,528)	21.6%	$(64,263)	$(48,144)	33.5%
Net charge-offs (recoveries) to average loans	0.26%	0.24%	7.0%	0.26%	0.24%	8.2
Total provision for credit losses on loans decreased in the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to $75.6 million to establish an allowance for credit losses on non-PCD Bremer loans and unfunded loan commitments acquired in the three and six months ended June 30, 2025. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Wealth and investment services fees	$42,098	$35,817	17.5%	$81,813	$65,465	25.0%
Service charges on deposit accounts	28,009	23,878	17.3	54,946	45,034	22.0
Debit card and ATM fees	13,092	12,922	1.3	25,130	22,913	9.7
Mortgage banking revenue	11,163	10,032	11.3	20,717	16,911	22.5
Capital markets income	12,329	7,114	73.3	23,345	11,620	100.9
Company-owned life insurance	8,531	6,625	28.8	16,092	12,006	34.0
Debt securities gains (losses), net	(34)	(41)	(17.1)	41	(117)	(135.0)
Other income	38,376	36,170	6.1	53,826	52,479	2.6
Total noninterest income	$153,564	$132,517	15.9%	$275,910	$226,311	21.9%
Noninterest income for three and six months ended June 30, 2026 included a $13.2 million gain in other income associated with the settlement of the Bremer pension plan. Noninterest income for the three and six months ended June 30, 2025 included a $21.0 million gain in other income associated with the freezing of benefits of the Bremer pension plan. Excluding these gains, noninterest income increased $28.8 million and $57.4 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. These increases were driven by the acquisition of Bremer in May 2025, organic growth of fee-based businesses, and elevated other income.

Capital markets income increased $5.2 million and $11.7 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to higher levels of commercial real estate client interest rate swap fees and the Bremer acquisition.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Salaries and employee benefits	$184,765	$202,112	(8.6)%	$368,838	$350,417	5.3%
Occupancy	33,452	30,432	9.9	70,447	59,485	18.4
Equipment	11,077	12,566	(11.8)	23,152	21,467	7.8
Marketing	15,601	13,759	13.4	32,035	25,699	24.7
Technology	29,630	31,452	(5.8)	58,655	53,472	9.7
Communication	6,130	5,014	22.3	12,326	9,148	34.7
Professional fees	10,735	21,931	(51.1)	23,091	29,850	(22.6)
FDIC assessment	13,592	13,409	1.4	27,348	23,109	18.3
Amortization of intangibles	23,992	19,630	22.2	49,615	26,460	87.5
Amortization of tax credit investments	7,807	5,815	34.3	14,918	9,239	61.5
Other expense	35,380	28,646	23.5	56,440	44,891	25.7
Total noninterest expense	$372,161	$384,766	(3.3)%	$736,865	$653,237	12.8%
Noninterest expense included $12.1 million and $41.2 million of merger-related expenses for the three months ended June 30, 2026 and 2025, respectively. Excluding these expenses, noninterest expense increased to $360.1 million for the three months ended June 30, 2026, compared to $343.6 million for the three months ended June 30, 2025. This increase was driven primarily by operating costs and additional amortization of intangibles related to the acquisition of Bremer.
Noninterest expense included $19.4 million and $47.1 million of merger-related expenses for the six months ended June 30, 2026 and 2025, respectively. Noninterest expense for the six months ended June 30, 2026 also included a $3.4 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan. Excluding these expenses, noninterest expense increased to $714.0 million for the six months ended June 30, 2026, compared to $606.2 million for the six months ended June 30, 2025. This increase was driven primarily by operating costs and additional amortization of intangibles related to the acquisition of Bremer.
Amortization of tax credit investments increased $2.0 million and $5.7 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to additional amortization related to the Bremer acquisition. In addition, the recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date. See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 21.8% and 21.4% for the three and six months ended June 30, 2026, respectively, compared to 19.5% and 19.9% for the three and six months ended June 30, 2025, respectively, reflecting an increase in pre-tax book income contributing to an increase in state taxes. See Note 14 to the consolidated financial statements for additional information. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2026 based on the current estimate of the effective annual rate.

FINANCIAL CONDITION
Overview
At June 30, 2026, our assets were $74.2 billion, a $2.0 billion increase compared to assets of $72.2 billion at December 31, 2025, reflective of strong loan growth.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. Earning assets were $67.1 billion at June 30, 2026, a $2.1 billion increase compared to earning assets of $65.0 billion at December 31, 2025.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $15.1 billion at June 30, 2026, compared to $14.9 billion at December 31, 2025. Investment securities represented 22% of earning assets at June 30, 2026, compared to 23% at December 31, 2025. At June 30, 2026, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $666.5 million and $570.4 million at June 30, 2026 and December 31, 2025, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $376.3 million and $355.3 million at June 30, 2026 and December 31, 2025, respectively.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.08 at June 30, 2026, compared to 3.80 at December 31, 2025. The total investment securities portfolio had an effective duration of 4.69 at June 30, 2026, compared to 4.51 at December 31, 2025. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on investment securities, on a taxable equivalent basis, were 4.11% and 4.08% for the three and six months ended June 30, 2026, respectively, compared to 4.07% and 3.85% for the three and six months ended June 30, 2025, respectively.
Loan Portfolio
We lend to consumer and commercial clients in many diverse industries including real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture, among others. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. The following table presents the composition of the loan portfolio:

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Commercial	$16,112,685	$14,983,861	$1,128,824	7.5%
Commercial real estate	22,535,229	22,050,007	485,222	2.2
Residential real estate	8,760,832	8,467,496	293,336	3.5
Consumer	3,363,838	3,262,798	101,040	3.1
Total loans	$50,772,584	$48,764,162	$2,008,422	4.1%

The following table presents the composition of the loan portfolio by state:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total Loans	Percent of Total
June 30, 2026
Minnesota	$2,802,206	$5,053,884	$1,850,696	$399,614	$10,106,400	20%
Illinois	3,015,165	3,534,824	1,459,897	646,553	8,656,439	17%
Indiana	1,905,572	1,858,655	1,086,543	981,895	5,832,665	11%
Wisconsin	1,143,129	2,693,471	545,323	189,580	4,571,503	9%
Michigan	841,529	1,423,589	641,142	275,026	3,181,286	6%
Tennessee	432,849	1,229,948	321,512	232,851	2,217,160	4%
Kentucky	326,751	629,607	263,255	409,982	1,629,595	3%
North Dakota	435,560	961,486	133,291	30,915	1,561,252	3%
Texas	459,346	704,961	291,096	10,896	1,466,299	3%
Florida	331,236	605,438	341,178	38,925	1,316,777	3%
Ohio	721,108	424,786	11,123	16,774	1,173,791	2%
Other	3,698,234	3,414,580	1,815,776	130,827	9,059,417	18%
Total	$16,112,685	$22,535,229	$8,760,832	$3,363,838	$50,772,584	100%
Geographic location in the preceding table is determined by collateral location for real estate loans and borrower location for non-real estate loans.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 58% at June 30, 2026, compared to 57% at December 31, 2025. At June 30, 2026, commercial and commercial real estate loans were $38.6 billion, an increase of $1.6 billion from December 31, 2025 driven primarily by disciplined commercial loan production.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	June 30, 2026			December 31, 2025
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Health care and social assistance	$2,990,290	$3,661,508	$18,802	$2,805,380	$3,464,934	$24,489
Manufacturing	2,654,369	4,081,240	37,087	2,139,977	3,614,096	16,915
Real estate rental and leasing	1,523,840	2,106,105	22,290	1,518,886	2,274,601	25,021
Construction	1,203,618	2,467,297	7,308	1,064,375	2,333,033	6,996
Wholesale trade	1,191,364	2,000,081	4,234	1,049,963	1,927,612	4,154
Accommodation and food services	1,080,876	1,274,843	12,660	1,159,348	1,422,249	19,153
Professional, scientific, and technical services	891,988	1,415,906	6,518	795,520	1,367,099	6,298
Agriculture, forestry, fishing, and hunting	711,579	1,047,582	5,518	776,845	1,126,107	5,393
Finance and insurance	652,759	1,452,641	314	678,034	1,305,205	317
Retail trade	547,108	900,563	12,215	486,717	777,389	13,121
Administrative and support and waste management and remediation services	466,610	641,285	16,473	440,155	667,738	4,552
Transportation and warehousing	381,983	538,491	15,176	474,426	634,311	29,733
Arts, Entertainment, and Recreation	338,799	463,006	3,900	303,815	419,632	3,153
Educational services	323,058	472,944	2	295,001	472,694	8
Public administration	295,995	319,516	—	306,621	344,205	—
Other services	252,849	411,158	14,796	270,337	435,139	11,969
Other	605,600	983,369	2,114	418,461	886,189	2,570
Total	$16,112,685	$24,237,535	$179,407	$14,983,861	$23,472,233	$173,842
By Loan Size:
Less than $200,000	2%	2%	2%	5%	3%	10%
$200,000 to $1,000,000	9	10	13	12	10	16
$1,000,000 to $5,000,000	20	22	46	25	24	42
$5,000,000 to $10,000,000	16	15	14	17	16	21
$10,000,000 to $25,000,000	27	25	12	23	25	11
Greater than $25,000,000	26	26	13	18	22	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	June 30, 2026			December 31, 2025
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$6,770,178	$8,307,405	$46,561	$6,648,859	$7,978,053	$104,993
Warehouse / Industrial	4,516,324	4,834,580	12,298	4,180,226	4,481,580	5,144
Retail	3,272,975	3,445,418	24,316	3,225,434	3,373,296	21,636
Office	2,916,504	3,090,586	45,389	2,705,874	2,891,180	49,201
Senior housing	1,154,331	1,182,958	23,402	1,269,488	1,307,281	29,723
Single family	533,553	556,839	1,747	616,035	632,748	4,826
Other (2)	3,371,364	3,650,885	16,888	3,404,091	3,694,867	30,737
Total	$22,535,229	$25,068,671	$170,601	$22,050,007	$24,359,005	$246,260
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.
The mix of properties securing the loans in our commercial real estate portfolio is comprised of owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the

Company’s primary market area. Approximately 26% of the commercial real estate portfolio is owner-occupied at June 30, 2026, compared to 29% at December 31, 2025.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At June 30, 2026, the Company held $680.7 million of non-owner-occupied commercial real estate loans, or 1% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
At June 30, 2026, residential real estate loans held in our loan portfolio were $8.8 billion, an increase of $293.3 million compared to December 31, 2025. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $101.0 million to $3.4 billion at June 30, 2026 compared to December 31, 2025.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Deposits:
Noninterest-bearing demand	$12,665,278	$13,247,483	$(582,205)	(4.4)%
Interest-bearing:
Checking and NOW	11,129,286	10,740,919	388,367	3.6%
Savings	4,924,639	4,909,138	15,501	0.3%
Money market	16,936,441	16,529,631	406,810	2.5%
Time deposits	10,491,126	9,661,024	830,102	8.6%
Total deposits	56,146,770	55,088,195	1,058,575	1.9%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	250,389	100,197	150,192	149.9%
Securities sold under agreements to repurchase	265,301	261,366	3,935	1.5%
Federal Home Loan Bank advances	6,520,296	6,237,375	282,921	4.5%
Other borrowings	1,387,997	852,429	535,568	62.8%
Total wholesale borrowings	8,423,983	7,451,367	972,616	13.1%
Total funding	$64,570,753	$62,539,562	$2,031,191	3.2%
The increase in total deposits was due to organic growth. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 13% at June 30, 2026, compared to 12% at December 31, 2025. The increase in other borrowings was due to the issuance and sale of $450.0 million aggregate principal amount of subordinated notes in January 2026. The Company intends to use the net proceeds from this offering for general corporate purposes.
Capital
Shareholders’ equity totaled $8.6 billion at June 30, 2026, compared to $8.5 billion at December 31, 2025. Retained earnings were offset by the repurchase of 8.3 million shares of Common Stock under share repurchase plans that were approved by the Company’s Board of Directors during the six months ended June 30, 2026, which reduced equity by $201.6 million, dividends, and changes in unrealized losses on available-for-sale investment securities during the six months ended June 30, 2026. As of June 30, 2026, Old National had remaining authorization to repurchase up to $276.6 million of its outstanding Common Stock through February 28, 2027.

Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2026, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		June 30, 2026	December 31, 2025
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	8.95%	8.90%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		11.09	11.08
Tier 1 capital to risk-weighted total assets	8.50	6.00		11.53	11.53
Total capital to risk-weighted total assets	10.50	10.00		13.65	12.85
Shareholders’ equity to assets	N/A	N/A		11.57	11.77
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	June 30, 2026	December 31, 2025
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.80%	8.52%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	11.34	11.05
Tier 1 capital to risk-weighted total assets	8.50	8.00	11.34	11.05
Total capital to risk-weighted total assets	10.50	10.00	12.29	12.00
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
Asset Quality
We lend to consumer and commercial clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At June 30, 2026, our average commercial loan size was approximately $899,000 and our average commercial real estate loan size was approximately $1,627,000. At June 30, 2026, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest and Southeast regions of the United States.
The following table presents a summary of under-performing assets as well as criticized and classified assets:

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans	$461,702	$521,245
Past due loans (90 days or more and still accruing)	6,832	2,691
Foreclosed assets	3,374	6,235
Total under-performing assets	$471,908	$530,171
Classified loans (includes nonaccrual, past due 90 days or more, and other problem loans)	$2,387,255	$2,283,157
Other classified assets (1)	7,960	20,616
Special mention loans	705,154	805,901
Total criticized and classified assets	$3,100,369	$3,109,674
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	0.91%	1.07%
Under-performing assets/total loans (2)	0.93	1.09
Under-performing assets/total assets	0.64	0.73
Allowance for credit losses on loans/under-performing assets	123.01	107.42
Allowance for credit losses on loans/nonaccrual loans	125.73	109.26
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.
Under-performing assets decreased to $471.9 million at June 30, 2026, compared to $530.2 million at December 31, 2025. Under-performing assets as a percentage of total loans at June 30, 2026 were 0.93%, a 16 basis points decrease from 1.09% at December 31, 2025.
Nonaccrual loans decreased $59.5 million from December 31, 2025 to June 30, 2026 driven by active portfolio management. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 125.73% at June 30, 2026, compared to 109.26% at December 31, 2025.
Total criticized and classified assets were $3.1 billion at June 30, 2026, a decrease of $9.3 million from December 31, 2025. Other classified assets include investment securities that fell below investment grade rating totaling $8.0 million at June 30, 2026, compared to $20.6 million at December 31, 2025.
Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $32.2 million during the three months ended June 30, 2026, compared to $26.5 million for the same period in 2025. Annualized, net charge-offs to average loans were 0.26% and 0.24% for the three months ended June 30, 2026 and 2025, respectively. Annualized, net charge-offs to average loans excluding PCD loans were 0.22% for the three months ended June 30, 2026 and 2025. Net charge-offs on loans totaled $64.3 million during the six months ended June 30, 2026, compared to $48.1 million for the same period in 2025. Annualized, net charge-offs to average loans were 0.26% and 0.24% for the six months ended June 30, 2026 and

2025, respectively. Annualized, net charge-offs to average loans excluding PCD loans were 0.20% and 0.22% for the six months ended June 30, 2026 and 2025, respectively.
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
The allowance for credit losses on loans was $580.5 million at June 30, 2026, compared to $569.5 million at December 31, 2025. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $31.5 million at June 30, 2026, compared to $35.6 million at December 31, 2025.
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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at June 30, 2026 and 2025:

	Immediate Rate Decrease			June 30, 2026 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2026
Projected interest income:
Money market, other interest earning investments, and investment securities	$1,109,848	$1,238,634	$1,357,507	$1,456,384	$1,443,976	$1,504,576	$1,557,413	$1,605,770
Loans	4,047,985	4,692,508	5,332,672	6,165,980	5,980,093	6,609,127	7,222,104	7,829,016
Total interest income	5,157,833	5,931,142	6,690,179	7,622,364	7,424,069	8,113,703	8,779,517	9,434,786
Projected interest expense:
Deposits	344,070	688,920	1,147,061	1,806,555	1,653,444	2,114,296	2,575,150	3,036,004
Borrowings	431,368	616,752	803,511	1,054,863	1,004,985	1,207,343	1,410,025	1,612,728
Total interest expense	775,438	1,305,672	1,950,572	2,861,418	2,658,429	3,321,639	3,985,175	4,648,732
Net interest income	$4,382,395	$4,625,470	$4,739,607	$4,760,946	$4,765,640	$4,792,064	$4,794,342	$4,786,054
Change from base	$(383,245)	$(140,170)	$(26,033)	$(4,694)		$26,424	$28,702	$20,414
% change from base	(8.04)%	(2.94)%	(0.55)%	(0.10)%		0.55%	0.60%	0.43%

	Immediate Rate Decrease			June 30, 2025 Forward Curve		Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
June 30, 2025
Projected interest income:
Money market, other interest earning investments, and investment securities	$1,003,247	$1,124,051	$1,234,492	$1,291,913	$1,320,324	$1,378,486	$1,428,001	$1,475,967
Loans	3,876,868	4,538,232	5,169,325	5,326,771	5,761,516	6,320,235	6,866,992	7,409,983
Total interest income	4,880,115	5,662,283	6,403,817	6,618,684	7,081,840	7,698,721	8,294,993	8,885,950
Projected interest expense:
Deposits	544,860	959,639	1,396,607	1,487,928	1,860,933	2,332,488	2,777,697	3,222,907
Borrowings	469,089	606,475	749,830	800,724	916,315	1,086,951	1,257,876	1,428,853
Total interest expense	1,013,949	1,566,114	2,146,437	2,288,652	2,777,248	3,419,439	4,035,573	4,651,760
Net interest income	$3,866,166	$4,096,169	$4,257,380	$4,330,032	$4,304,592	$4,279,282	$4,259,420	$4,234,190
Change from base	$(438,426)	$(208,423)	$(47,212)	$25,440		$(25,310)	$(45,172)	$(70,402)
% change from base	(10.19)%	(4.84)%	(1.10)%	0.59%		(0.59)%	(1.05)%	(1.64)%

The following table illustrates the upper bound, Federal Funds Rate assumed in the simulation above at June 30, 2026 and 2025:

	June 30, 2026		June 30, 2025
Basis Point Change Scenario	Federal Funds Rate (1)	Month 12 (2)	Federal Funds Rate (1)	Month 12 (2)
+300	3.75%	6.75%	4.50%	7.50%
+200	3.75%	5.75%	4.50%	6.50%
+100	3.75%	4.75%	4.50%	5.50%
Base	3.75%	3.75%	4.50%	4.50%
-100	3.75%	2.75%	4.50%	3.50%
-200	3.75%	1.75%	4.50%	2.50%
-300	3.75%	0.75%	4.50%	1.50%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $11.0 million at June 30, 2026, compared to a net asset position with a fair value gain of $14.8 million at December 31, 2025. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
Liquidity Risk
Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. We establish liquidity risk guidelines that we review with the Enterprise Risk Committee of our Board of Directors and monitor through our Asset/Liability Executive Management Committee. The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, to properly manage capital markets’ funding sources, and to address unexpected liquidity requirements. On May 28, 2026, we filed an automatic shelf registration statement with the SEC that permits us to issue an unspecified amount of debt or equity securities.
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

A maturity schedule for Old National Bank’s time deposits is shown in the following table at June 30, 2026.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2026	$6,888,508	4.07%
2027	3,421,506	3.60
2028	94,413	2.80
2029	40,133	2.44
2030	21,643	4.06
2031 and beyond	24,923	3.52
Total	$10,491,126	3.90%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at June 30, 2026 are shown in the following table.

Moody’s Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1
Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At June 30, 2026, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	June 30, 2026
Available liquid funds:
Cash and due from banks	$1,768,180
Unencumbered government-issued debt securities	6,360,336
Unencumbered investment grade municipal securities	101,310
Unencumbered corporate securities	31,618
Availability of borrowings*:
Amount available from Federal Reserve discount window	4,356,933
Amount available from Federal Home Loan Bank	8,245,763
Total available funds	$20,864,140
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At June 30, 2026, Old National Bancorp’s other borrowings outstanding were $799.5 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/26 - 04/30/26	1,391,509	$23.42	1,007,630	$359,453,405
05/01/26 - 05/31/26	2,716,500	24.12	2,715,832	293,945,068
06/01/26 - 06/30/26	700,542	24.72	700,120	276,639,779
Total	4,808,551	$24.00	4,423,582	$276,639,779
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
(c)No “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K was adopted, modified, or terminated during the three months ended June 30, 2026.

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended June 30, 2026, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ John V. Moran, IV
John V. Moran, IV
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: July 29, 2026