Form 10-Q
period 2026-09-30
OLD NATIONAL BANCORP /IN/
filed 2026-10-28
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
(773) 765-7675
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
The registrant has one class of common stock (no par value) with 378,258,000 shares outstanding at October 27, 2026.

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
SOFR: Secured Overnight Financing Rate

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and due from banks	$507,214	$591,645
Money market and other interest-earning investments	1,171,814	1,234,532
Total cash and cash equivalents	1,679,028	1,826,177
Equity securities, at fair value	132,263	128,857
Investment securities - available-for-sale, at fair value (amortized cost $12,605,107 and $12,059,997, respectively)	11,316,634	11,384,450
Investment securities - held-to-maturity, at amortized cost (fair value $2,263,897 and $2,540,238, respectively)	2,822,927	2,895,488
Federal Home Loan Bank/Federal Reserve Bank stock, at cost	524,272	493,583
Loans held-for-sale, at fair value	30,456	52,911
Loans:
Commercial	16,260,724	14,983,861
Commercial real estate	22,692,502	22,050,007
Residential real estate	8,770,515	8,467,496
Consumer	3,424,322	3,262,798
Total loans, net of unearned income	51,148,063	48,764,162
Allowance for credit losses on loans	(579,658)	(569,520)
Net loans	50,568,405	48,194,642
Premises and equipment, net	674,192	690,824
Goodwill	2,429,756	2,425,700
Other intangible assets	409,340	482,286
Company-owned life insurance	1,058,220	1,051,009
Accrued interest receivable and other assets	2,778,487	2,526,040
Total assets	$74,423,980	$72,151,967
Liabilities
Deposits:
Noninterest-bearing demand	$12,847,561	$13,247,483
Interest-bearing:
Checking and NOW	11,177,144	10,740,919
Savings	4,812,222	4,909,138
Money market	17,949,816	16,529,631
Time deposits	10,852,364	9,661,024
Total deposits	57,639,107	55,088,195
Federal funds purchased and interbank borrowings	484	100,197
Securities sold under agreements to repurchase	240,698	261,366
Federal Home Loan Bank advances	5,484,611	6,237,375
Other borrowings	1,408,438	852,429
Accrued expenses and other liabilities	1,355,431	1,117,617
Total liabilities	66,128,769	63,657,179
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, 231 shares issued and outstanding	230,500	230,500
Common stock, no par value, $1.00 per share stated value, 600,000 shares authorized, 378,639 and 389,662 shares issued and outstanding, respectively	378,639	389,662
Capital surplus	5,665,729	5,944,533
Retained earnings	2,969,729	2,408,764
Accumulated other comprehensive income (loss), net of tax	(949,386)	(478,671)
Total shareholders’ equity	8,295,211	8,494,788
Total liabilities and shareholders’ equity	$74,423,980	$72,151,967
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Interest Income
Loans including fees:
Taxable	$730,196	$731,633	$2,138,505	$1,905,907
Nontaxable	19,949	20,252	59,214	47,019
Investment securities:
Taxable	146,589	143,155	429,825	353,569
Nontaxable	9,117	9,945	28,024	30,244
Money market and other interest-earning investments	10,979	12,207	33,044	35,813
Total interest income	916,830	917,192	2,688,612	2,372,552
Interest Expense
Deposits	256,647	272,601	727,482	703,184
Federal funds purchased and interbank borrowings	90	1,816	504	4,394
Securities sold under agreements to repurchase	577	731	1,732	1,918
Federal Home Loan Bank advances	59,292	57,143	179,088	158,081
Other borrowings	15,937	10,292	43,958	27,933
Total interest expense	332,543	342,583	952,764	895,510
Net interest income	584,287	574,609	1,735,848	1,477,042
Provision for credit losses	33,580	26,738	104,732	164,976
Net interest income after provision for credit losses	550,707	547,871	1,631,116	1,312,066
Noninterest Income
Wealth and investment services fees	42,244	39,684	124,057	105,149
Service charges on deposit accounts	29,187	27,856	84,133	72,890
Debit card and ATM fees	13,325	13,197	38,455	36,110
Mortgage banking revenue	8,966	10,442	29,683	27,353
Capital markets income	12,348	12,629	35,693	24,249
Company-owned life insurance	7,326	7,565	23,418	19,571
Debt securities gains (losses), net	5	7	46	(110)
Other income	15,045	19,081	68,871	71,560
Total noninterest income	128,446	130,461	404,356	356,772
Noninterest Expense
Salaries and employee benefits	180,018	211,345	548,856	561,762
Occupancy	34,784	34,442	105,231	93,927
Equipment	11,326	12,703	34,478	34,170
Marketing	16,462	15,093	48,497	40,792
Technology	27,529	36,122	86,184	89,594
Communication	6,323	7,742	18,649	16,890
Professional fees	12,260	13,598	35,351	43,448
FDIC assessment	13,243	14,095	40,591	37,204
Amortization of intangibles	23,331	26,184	72,946	52,644
Amortization of tax credit investments	8,131	7,057	23,049	16,296
Other expense	21,973	67,353	78,413	112,244
Total noninterest expense	355,380	445,734	1,092,245	1,098,971
Income before income taxes	323,773	232,598	943,227	569,867
Income tax expense	69,779	50,031	202,147	117,233
Net income	253,994	182,567	741,080	452,634
Preferred dividends	(4,034)	(4,034)	(12,101)	(12,101)
Net income applicable to common shareholders	$249,960	$178,533	$728,979	$440,533
Net income per common share - basic	$0.66	$0.46	$1.91	$1.24
Net income per common share - diluted	0.66	0.46	1.90	1.23
Weighted average number of common shares outstanding - basic	379,250	389,038	382,297	355,307
Weighted average number of common shares outstanding - diluted	380,900	390,496	384,156	357,278
Dividends per common share	$0.145	$0.14	$0.435	$0.42
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$253,994	$182,567	$741,080	$452,634

Other comprehensive income (loss):

Change in debt securities available-for-sale:
Unrealized holding gains (losses) for the period	(471,482)	94,794	(567,547)	262,771
Reclassification adjustment for securities (gains) losses realized in income	(5)	(7)	(46)	110
Income tax effect	119,736	(23,828)	144,131	(66,017)
Unrealized gains (losses) on available-for-sale securities	(351,751)	70,959	(423,462)	196,864

Change in securities held-to-maturity:
Amortization of unrecognized losses on securities transferred from available-for-sale	3,921	4,040	11,111	12,024
Income tax effect	(994)	(1,026)	(2,820)	(3,052)
Changes from securities held-to-maturity	2,927	3,014	8,291	8,972

Change in hedges:
Net unrealized derivative gains (losses) on hedges	(58,377)	(1,597)	(79,415)	14,328
Reclassification adjustment for (gains) losses realized in net income	1,159	3,275	4,497	7,004
Income tax effect	14,797	(434)	19,374	(5,516)
Changes from hedges	(42,421)	1,244	(55,544)	15,816

Other comprehensive income (loss), net of tax	(391,245)	75,217	(470,715)	221,652
Comprehensive income (loss)	$(137,251)	$257,784	$270,365	$674,286
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
December 31, 2024	$230,500	$318,980	$4,570,865	$1,966,048	$(746,043)	$6,340,350
Net income	—	—	—	144,659	—	144,659
Other comprehensive income (loss)	—	—	—	—	97,534	97,534
Cash dividends:
Common ($0.14 per share)	—	—	—	(44,653)	—	(44,653)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for Employee Stock Purchase Plan (“ESPP”)	—	12	238	—	—	250
Common stock repurchased	—	(611)	(12,927)	—	—	(13,538)
Share-based compensation expense	—	—	14,411	—	—	14,411
Stock activity under incentive compensation plans	—	855	(481)	(699)	—	(325)
Balance, March 31, 2025	230,500	319,236	4,572,106	2,061,321	(648,509)	6,534,654
Net income	—	—	—	125,408	—	125,408
Other comprehensive income (loss)	—	—	—	—	48,901	48,901
Acquisition of Bremer Financial Corporation	—	50,183	983,079	—	—	1,033,262
Cash dividends:
Common ($0.14 per share)	—	—	—	(54,855)	—	(54,855)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued:
ESPP	—	13	243	—	—	256
Forward sale agreement	—	21,905	421,331	—	—	443,236
Common stock repurchased	—	(379)	(7,578)	—	—	(7,957)
Share-based compensation expense	—	—	7,739	—	—	7,739
Stock activity under incentive compensation plans	—	860	(736)	(348)	—	(224)
Balance, June 30, 2025	230,500	391,818	5,976,184	2,127,493	(599,608)	8,126,387
Net income	—	—	—	182,567	—	182,567
Other comprehensive income (loss)	—	—	—	—	75,217	75,217
Cash dividends:
Common ($0.14 per share)	—	—	—	(54,863)	—	(54,863)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for ESPP	—	13	252	—	—	265
Common stock repurchased	—	(1,122)	(24,081)	—	—	(25,203)
Share-based compensation expense	—	—	8,610	—	—	8,610
Stock activity under incentive compensation plans	—	59	429	(163)	—	325
Balance, September 30, 2025	$230,500	$390,768	$5,961,394	$2,251,000	$(524,391)	$8,309,271

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) – (Continued)
(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

December 31, 2025	$230,500	$389,662	$5,944,533	$2,408,764	$(478,671)	$8,494,788
Net income	—	—	—	233,672	—	233,672
Other comprehensive income (loss)	—	—	—	—	(64,583)	(64,583)
Cash dividends:
Common ($0.145 per share)	—	—	—	(56,060)	—	(56,060)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for ESPP	—	15	311	—	—	326
Common stock repurchased	—	(4,298)	(99,774)	—	—	(104,072)
Share-based compensation expense	—	—	9,181	—	—	9,181
Stock activity under incentive compensation plans	—	936	929	(430)	—	1,435
Balance, March 31, 2026	230,500	386,315	5,855,180	2,581,912	(543,254)	8,510,653
Net income	—	—	—	253,414	—	253,414
Other comprehensive income (loss)	—	—	—	—	(14,887)	(14,887)
Cash dividends:
Common ($0.145 per share)	—	—	—	(55,556)	—	(55,556)
Preferred ($17.50 per share)	—	—	—	(4,033)	—	(4,033)
Common stock issued for ESPP	—	17	326	—	—	343
Common stock repurchased	—	(4,809)	(110,527)	—	—	(115,336)
Share-based compensation expense	—	—	9,444	—	—	9,444
Stock activity under incentive compensation plans	—	1,014	(820)	(393)	—	(199)
Balance, June 30, 2026	230,500	382,537	5,753,603	2,775,344	(558,141)	8,583,843
Net income	—	—	—	253,994	—	253,994
Other comprehensive income (loss)	—	—	—	—	(391,245)	(391,245)
Cash dividends:
Common ($0.145 per share)	—	—	—	(55,416)	—	(55,416)
Preferred ($17.50 per share)	—	—	—	(4,034)	—	(4,034)
Common stock issued for ESPP	—	14	331	—	—	345
Common stock repurchased	—	(3,947)	(96,325)	—	—	(100,272)
Share-based compensation expense	—	—	7,984	—	—	7,984
Stock activity under incentive compensation plans	—	35	136	(159)	—	12
Balance, September 30, 2026	$230,500	$378,639	$5,665,729	$2,969,729	$(949,386)	$8,295,211
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Cash Flows From Operating Activities
Net income	$741,080	$452,634
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	37,240	32,115
Amortization of other intangible assets	72,946	52,644
Amortization of tax credit investments	23,049	16,296
Net (discount accretion) premium amortization	(120,786)	(95,091)
Share-based compensation expense	26,609	30,760
Provision for credit losses	104,732	164,976
Debt securities (gains) losses, net	(46)	110
Net (gains) losses on sales of loans and other assets	(9,210)	(9,585)
Increase in cash surrender value of company-owned life insurance	(23,418)	(19,571)
Residential real estate loans originated for sale	(990,082)	(865,826)
Proceeds from sales of residential real estate loans	1,021,736	838,225
(Increase) decrease in interest receivable	(2,131)	(50,927)
(Increase) decrease in other assets	(89,216)	128,383
Increase (decrease) in accrued expenses and other liabilities	72,929	(152,855)
Net cash flows provided by (used in) operating activities	865,432	522,288
Cash Flows From Investing Activities
Cash received from merger, net	—	135,124
Purchases of investment securities available-for-sale	(2,424,244)	(4,077,327)
Purchases of Federal Home Loan Bank/Federal Reserve Bank stock	(41,747)	(93,325)
Purchases of equity securities	(10,609)	(6,923)
Proceeds from maturities, prepayments, and calls of investment securities available-for-sale	1,874,769	1,149,256
Proceeds from sales of investment securities available-for-sale	91,308	2,082,052
Proceeds from maturities, prepayments, and calls of investment securities held-to-maturity	81,140	54,213
Proceeds from sales of Federal Home Loan Bank/Federal Reserve Bank stock	11,058	71,234
Proceeds from sales of equity securities	12,321	4,636
Loan originations and payments, net	(2,383,208)	(546,956)
Proceeds from sales of commercial loans	15,289	95,298
Proceeds from company-owned life insurance death benefits	16,208	16,507
Proceeds from sales of premises and equipment and other assets	347	2,368
Purchases of premises and equipment and other assets	(23,109)	(22,189)
Net cash flows provided by (used in) investing activities	(2,780,477)	(1,136,032)
Cash Flows From Financing Activities
Net increase (decrease) in:
Deposits	2,550,912	1,320,267
Federal funds purchased and interbank borrowings	(99,713)	(384)
Securities sold under agreements to repurchase	(20,668)	(40,512)
Other borrowings	565,164	(72,730)
Payments for maturities of Federal Home Loan Bank advances	(4,055,000)	(2,295,285)
Proceeds from Federal Home Loan Bank advances	3,325,000	1,926,200
Cash dividends paid	(179,133)	(166,472)
Common stock repurchased	(319,680)	(46,698)
Common stock issued for ESPP	1,014	771
Common stock issued for forward sale agreements	—	443,236
Net cash flows provided by (used in) financing activities	1,767,896	1,068,393
Net increase (decrease) in cash and cash equivalents	(147,149)	454,649
Cash and cash equivalents at beginning of period	1,826,177	1,227,968
Cash and cash equivalents at end of period	$1,679,028	$1,682,617

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – (Continued)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Supplemental Cash Flow Information:
Total interest paid	$951,423	$925,019
Total income taxes paid (net of refunds)	64,959	54,159
Noncash Investing and Financing Activities:
Common stock issued for merger, net	—	1,033,262
Investment securities purchased but not settled	74,482	—
Operating lease right-of-use assets obtained in exchange for lease obligations	4,555	55,398
Finance lease right-of-use assets obtained in exchange for lease obligations	(1,082)	7,728
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly owned subsidiaries (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2026 and December 31, 2025, and the results of its operations for the three and nine months ended September 30, 2026 and 2025. Interim results do not necessarily represent annual results. Certain information and disclosures normally included in notes to consolidated annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to SEC rules and regulations. These financial statements should be read in conjunction with Old National’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

As of June 30, 2026, Old National finalized its valuation of all assets acquired and liabilities assumed related to its acquisition of Bremer. The following table presents a summary of all assets acquired and liabilities assumed, net of the fair value adjustments and the fair value of consideration as of the merger date and also includes certain reclassifications to conform to the current presentation in the Consolidated Balance Sheet:

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
The fair value of purchased credit deteriorated (“PCD”) assets was $1.9 billion on the date of merger. The gross contractual amounts receivable relating to the PCD assets were $2.1 billion. Old National estimates, on the date of the merger, that $103.5 million of the contractual cash flows specific to the PCD assets will not be collected.
Merger-related costs associated with the Bremer acquisition have been expensed for the three and nine months ended September 30, 2026 totaling $0.7 million and $19.2 million, respectively, compared to $67.0 million and $108.0 million, respectively, for the three and nine months ended September 30, 2025. Additional merger-related and integration costs will be expensed in future periods as incurred.
As a result of the acquisition, Old National assumed sponsorship of Bremer’s defined benefit pension plan under which both plan participation and benefit accruals were subsequently frozen and the plan was then terminated. The net pension asset associated with Bremer’s defined benefit pension plan is recorded in other assets on the consolidated balance sheet. Pension costs were not material in the three and nine months ended September 30, 2026.
The Company’s results of operations for the three and nine months ended September 30, 2026 include the operating results of the acquired assets and assumed liabilities of Bremer subsequent to the acquisition on May 1, 2025. Due to the integration of certain Bremer systems and processes since the acquisition date, the Company has determined that it is impractical to report the amounts of revenue and income before income taxes of legacy Bremer subsequent to the acquisition.

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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Net income	$253,994	$182,567	$741,080	$452,634
Preferred dividends	(4,034)	(4,034)	(12,101)	(12,101)
Net income applicable to common shares	$249,960	$178,533	$728,979	$440,533

Weighted average common shares outstanding:
Weighted average common shares outstanding (basic)	379,250	389,038	382,297	355,307
Effect of dilutive securities:
Restricted stock	1,650	1,458	1,859	1,971
Weighted average diluted shares outstanding	380,900	390,496	384,156	357,278
Basic Net Income Per Common Share	$0.66	$0.46	$1.91	$1.24
Diluted Net Income Per Common Share	$0.66	$0.46	$1.90	$1.23
NOTE 5 – INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale portfolio and the corresponding amounts of gross unrealized gains, unrealized losses, and basis adjustments in accumulated other comprehensive income (loss) (“AOCI”).

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Basis Adjustments (1)	Fair Value
September 30, 2026
Available-for-Sale
U.S. Treasury	$257,667	$—	$(10,279)	$(55,802)	$191,586
U.S. government-sponsored entities and agencies	1,562,644	—	(174,986)	(93,553)	1,294,105
Mortgage-backed securities - Agency	10,329,298	737	(914,124)	—	9,415,911
States and political subdivisions	290,742	51	(33,009)	(1,096)	256,688
Pooled trust preferred securities	13,830	—	(843)	—	12,987
Other securities	150,926	925	(6,494)	—	145,357
Total available-for-sale securities	$12,605,107	$1,713	$(1,139,735)	$(150,451)	$11,316,634

December 31, 2025
Available-for-Sale
U.S. Treasury	$269,313	$90	$(7,615)	$(47,244)	$214,544
U.S. government-sponsored entities and agencies	1,567,036	402	(134,795)	(60,251)	1,372,392
Mortgage-backed securities - Agency	9,575,241	79,999	(487,205)	—	9,168,035
States and political subdivisions	438,642	2,275	(17,286)	2,377	426,008
Pooled trust preferred securities	13,819	—	(2,085)	—	11,734
Other securities	195,946	1,138	(5,347)	—	191,737
Total available-for-sale securities	$12,059,997	$83,904	$(654,333)	$(105,118)	$11,384,450
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

(dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
September 30, 2026
Held-to-Maturity
U.S. government-sponsored entities and agencies	$827,022	$—	$(180,529)	$646,493
Mortgage-backed securities - Agency	859,434	—	(168,520)	690,914
States and political subdivisions	1,136,621	—	(209,981)	926,640
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,822,927	$—	$(559,030)	$2,263,897

December 31, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$840,435	$—	$(129,526)	$710,909
Mortgage-backed securities - Agency	910,323	—	(127,505)	782,818
States and political subdivisions	1,144,880	853	(99,072)	1,046,661
Allowance for securities held-to-maturity	(150)	—	—	(150)
Total held-to-maturity securities	$2,895,488	$853	$(356,103)	$2,540,238
Substantially all of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities.
Proceeds from sales or calls of available-for-sale investment securities and the resulting realized gains and realized losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Proceeds	$27,700	$57,784	$231,043	$2,221,229
Realized gains	6	7	858	97
Realized losses	(1)	—	(812)	(207)
The table below shows the amortized cost and fair value of the investment securities portfolio by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	September 30, 2026
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Maturity
Available-for-Sale
Within one year	$147,175	$146,523	4.76%
One to five years	3,002,732	2,826,908	3.83
Five to ten years	8,382,230	7,517,292	4.16
Beyond ten years	1,072,970	825,911	3.31
Total	$12,605,107	$11,316,634	4.01%
Held-to-Maturity
Within one year	$940	$921	2.23%
One to five years	134,064	121,171	2.68
Five to ten years	1,549,141	1,273,502	2.53
Beyond ten years	1,138,782	868,303	2.83
Total	$2,822,927	$2,263,897	2.66%

The following table summarizes the available-for-sale investment securities with unrealized losses for which an allowance for credit losses has not been recorded by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Available-for-Sale
U.S. Treasury	$18,852	$(101)	$172,734	$(10,178)	$191,586	$(10,279)
U.S. government-sponsored entities and agencies	206,514	(10,755)	1,087,591	(164,231)	1,294,105	(174,986)
Mortgage-backed securities - Agency	6,482,292	(285,437)	2,739,227	(628,687)	9,221,519	(914,124)
States and political subdivisions	100,902	(3,983)	125,661	(29,026)	226,563	(33,009)
Pooled trust preferred securities	—	—	12,987	(843)	12,987	(843)
Other securities	13,382	(374)	84,205	(6,120)	97,587	(6,494)
Total available-for-sale	$6,821,942	$(300,650)	$4,222,405	$(839,085)	$11,044,347	$(1,139,735)

December 31, 2025
Available-for-Sale
U.S. Treasury	$—	$—	$184,175	$(7,615)	$184,175	$(7,615)
U.S. government-sponsored entities and agencies	79,916	(78)	1,173,044	(134,717)	1,252,960	(134,795)
Mortgage-backed securities - Agency	252,875	(953)	3,157,476	(486,252)	3,410,351	(487,205)
States and political subdivisions	6,561	(17)	234,389	(17,269)	240,950	(17,286)
Pooled trust preferred securities	—	—	11,734	(2,085)	11,734	(2,085)
Other securities	1,766	(88)	124,990	(5,259)	126,756	(5,347)
Total available-for-sale	$341,118	$(1,136)	$4,885,808	$(653,197)	$5,226,926	$(654,333)
The following table summarizes the held-to-maturity investment securities with unrecognized losses aggregated by major security type and length of time in a continuous loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2026
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$646,493	$(180,529)	$646,493	$(180,529)
Mortgage-backed securities - Agency	—	—	690,914	(168,520)	690,914	(168,520)
States and political subdivisions	77,487	(9,434)	849,153	(200,547)	926,640	(209,981)
Total held-to-maturity	$77,487	$(9,434)	$2,186,560	$(549,596)	$2,264,047	$(559,030)

December 31, 2025
Held-to-Maturity
U.S. government-sponsored entities and agencies	$—	$—	$710,909	$(129,526)	$710,909	$(129,526)
Mortgage-backed securities - Agency	—	—	782,818	(127,505)	782,818	(127,505)
States and political subdivisions	—	—	995,331	(99,072)	995,331	(99,072)
Total held-to-maturity	$—	$—	$2,489,058	$(356,103)	$2,489,058	$(356,103)
The unrecognized losses on held-to-maturity investment securities presented in the table above do not include unrecognized losses on securities that were transferred from available-for-sale to held-to-maturity totaling $83.0 million at September 30, 2026 and $94.1 million at December 31, 2025. These unrecognized losses are included as a separate component of shareholders’ equity and are being amortized over the remaining term of the securities.
No allowance for credit losses on available-for-sale debt securities was needed at September 30, 2026 or December 31, 2025.

An allowance on held-to-maturity debt securities is maintained for certain municipal bonds to account for expected lifetime credit losses. Substantially all of the U.S. government-sponsored entities and agencies and agency mortgage-backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. The allowance for credit losses on held-to-maturity debt securities was $0.2 million at September 30, 2026 and December 31, 2025. Accrued interest receivable on the securities portfolio is excluded from the estimate of credit losses and totaled $59.6 million at September 30, 2026 and $70.1 million at December 31, 2025.
At September 30, 2026, Old National’s securities portfolio consisted of 2,984 securities, 2,820 of which were in an unrealized or unrecognized loss position. The unrealized and unrecognized losses attributable to our U.S. Treasury, U.S. government-sponsored entities and agencies, agency mortgage-backed securities, states and political subdivisions, and other securities are the result of fluctuations in interest rates and market movements. Old National’s pooled trust preferred securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. At September 30, 2026, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
Old National’s pooled trust preferred securities have experienced credit defaults. However, we believe that the value of the instruments lies in the full and timely interest payments that will be received through maturity, the steady amortization that will be experienced until maturity, and the full return of principal by the final maturity of the collateralized debt obligations. Old National did not recognize any losses on these securities for the three or nine months ended September 30, 2026 or 2025.
Equity Securities
Equity securities consist of mutual funds for Community Reinvestment Act qualified investments and diversified investment securities held in a grantor trust for participants in the Company’s nonqualified deferred compensation plan. Old National’s equity securities with readily determinable fair values totaled $132.3 million at September 30, 2026 and $128.9 million at December 31, 2025. There were losses on equity securities of $0.9 million and $1.4 million during the three and nine months ended September 30, 2026, respectively, compared to gains on equity securities of $1.0 million and $0.4 million during the three and nine months ended September 30, 2025, respectively.
Alternative Investments
Old National has alternative investments without readily determinable fair values that are included in other assets totaling $1.1 billion at September 30, 2026 and $1.0 billion at December 31, 2025. These investments consisted of $654.6 million of illiquid investments in partnerships, limited liability companies, and other ownership interests that support affordable housing and $435.6 million of economic development and community revitalization initiatives in low-to-moderate income neighborhoods at September 30, 2026, compared to $606.5 million and $410.0 million for the same investment types, respectively, at December 31, 2025. There have been no impairments or adjustments on alternative investments without readily determinable fair values, except for amortization of tax credit investments in the three and nine months ended September 30, 2026 and 2025. See Note 9 to the consolidated financial statements for detail regarding these investments.
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2026, these loans totaled $3.7 billion, of which $1.8 billion had been sold to other financial institutions and $1.9 billion was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder; involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder; all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership; and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
The loan categories used to monitor and analyze interest income and yields are different than the loan portfolio segments used to determine the allowance for credit losses on loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. During the third quarter of 2026, the Company completed a realignment of the loan portfolio segments for determining the allowance for credit losses on loans. Loans previously included in the business banking credit center (“BBCC”) portfolio segment now remain in their respective commercial and commercial real estate categories, as the risk characteristics are not materially different. Additionally, loans previously included in the direct portfolio segment have been reclassified to consumer loan portfolio segments based upon collateral and repayment risks. At September 30, 2026, the consumer loan category is comprised of residential real estate, indirect, home equity, and other consumer loan portfolio segments. The change did not have a material impact on the allowance for credit losses. Prior to the third quarter of 2026, the four loan portfolios used to monitor and analyze interest income and yields – commercial, commercial real estate, residential real estate, and consumer – were reclassified into seven loan portfolio segments – commercial, commercial real estate, BBCC, residential real estate, indirect, direct, and home equity for purposes of determining the allowance for credit losses on loans. The commercial and commercial real estate loan categories shown on the balance sheet included the same pool of loans as the commercial, commercial real estate, and BBCC portfolio segments. The consumer loan category shown on the balance sheet was comprised of the same loans in the indirect, direct, and home equity portfolio segments. The portfolio segment reclassifications follow:

	Balance Sheet Line Item	Portfolio Segment Reclassifications	Portfolio Segment After Reclassifications

(dollars in thousands)
September 30, 2026
Commercial (1)	$16,260,724	$—	$16,260,724
Commercial real estate	22,692,502	—	22,692,502
Residential real estate	8,770,515	165,020	8,935,535
Consumer	3,424,322	(3,424,322)	N/A
Indirect	N/A	1,288,306	1,288,306
Home equity	N/A	1,620,884	1,620,884
Other consumer	N/A	350,112	350,112
Total loans (2)	$51,148,063	$—	$51,148,063
Allowance for credit losses on loans	(579,658)	—	(579,658)
Net loans	$50,568,405	$—	$50,568,405

December 31, 2025
Commercial (1)	$14,983,861	$(220,410)	$14,763,451
Commercial real estate	22,050,007	(175,670)	21,874,337
BBCC	N/A	396,080	396,080
Residential real estate	8,467,496	—	8,467,496
Consumer	3,262,798	(3,262,798)	N/A
Indirect	N/A	1,075,235	1,075,235
Direct	N/A	649,297	649,297
Home equity	N/A	1,538,266	1,538,266
Total loans (2)	$48,764,162	$—	$48,764,162
Allowance for credit losses on loans	(569,520)	—	(569,520)
Net loans	$48,194,642	$—	$48,194,642
(1)Includes direct finance leases of $51.0 million at September 30, 2026 and $75.1 million at December 31, 2025.
(2)    Includes unamortized premiums and discounts, and unamortized deferred fees and costs of $422.5 million at September 30, 2026 and $540.1 million at December 31, 2025.
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
At 251%, Old National Bank’s applicable investor commercial real estate loans as a percentage of its Tier 1 capital plus the allowance for credit losses attributable to loans and leases remained below the regulatory guideline limit of 300% at September 30, 2026.
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
Other Consumer
Other consumer loans are typically revolving lines of credit, cash secured or are unsecured. Old National has established underwriting standards such as minimum FICO scores and maximum debt-to-income ratios. Repayment of these loans depends largely on the personal income of the borrowers, which can be affected by changes in economic conditions such as unemployment levels. Portfolio risk is mitigated by the fact that the loans are of smaller amounts spread over many borrowers.
Allowance for Credit Losses
Loans
Credit loss assumptions used when computing the level of expected credit losses are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. During the third quarter of 2026, the Company completed a recalibration of its estimated credit loss models, incorporating additional loan performance history, enhancements to the expected cash flows assumptions, and multiple forward-looking economic forecasts, which did not have a material impact on the overall allowance for loan loss coverage or the related significant accounting policy. As previously noted, the Company also completed a realignment of the loan portfolio segments for determining the allowance for credit losses on loans.

The forecast scenarios consider multiple economic variables, including unemployment, gross domestic product, real estate price indices, and interest rates. In addition to the quantitative inputs, several qualitative factors are considered. These factors include portfolio, collateral, and credit trends along with the risk that macroeconomic forecasts of unemployment, gross domestic product, real estate price indices, and interest rates may prove to be more severe and/or prolonged than our forecasts due to a variety of considerations. Old National’s activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2026 by portfolio segment was as follows:

(dollars in thousands)	Balance at Beginning of Period	Realignment of Loan Portfolio Segments	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Three Months Ended September 30, 2026
Commercial	$253,854	$1,999	$(41,827)	$10,050	$29,138	$253,214
Commercial real estate	263,706	962	(1,810)	2,844	(24,646)	241,056
BBCC	2,961	(2,961)	—	—	—	—
Residential real estate	40,450	580	(72)	78	13,567	54,603
Indirect	7,228	357	(2,539)	584	1,683	7,313
Direct	2,273	(2,273)	—	—	—	—
Home equity	10,039	—	(120)	174	9,751	19,844
Other consumer	—	1,336	(1,907)	455	3,744	3,628
Total	$580,511	$—	$(48,275)	$14,185	$33,237	$579,658
Nine Months Ended September 30, 2026
Commercial	$244,670	$1,999	$(84,979)	$20,111	$71,413	$253,214
Commercial real estate	268,332	962	(28,432)	4,270	(4,076)	241,056
BBCC	2,371	(2,961)	(1,296)	240	1,646	—
Residential real estate	34,394	580	(458)	202	19,885	54,603
Indirect	8,021	357	(5,746)	1,922	2,759	7,313
Direct	2,478	(2,273)	(4,026)	1,196	2,625	—
Home equity	9,254	—	(278)	373	10,495	19,844
Other consumer	—	1,336	(1,907)	455	3,744	3,628
Total	$569,520	$—	$(127,122)	$28,769	$108,491	$579,658
Old National’s activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2025 by portfolio segment was as follows:

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

The allowance for credit losses on loans at September 30, 2025 included the impact of acquisition accounting adjustments and provision related to the Bremer acquisition which was completed on May 1, 2025. In addition, the provision for credit losses on loans in the nine months ended September 30, 2025 included $69.1 million to establish an allowance for credit losses on non-PCD Bremer loans acquired.
Accrued interest receivable on loans is excluded from the estimate of credit losses and totaled $237.3 million at September 30, 2026, compared to $228.6 million at December 31, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$31,531	$29,603	$35,633	$21,654
Provision for credit losses on unfunded loan commitments acquired during the period	—	—	—	6,458
Provision (release) for credit losses on unfunded loan commitments	343	2,735	(3,759)	4,226
Balance at end of period	$31,874	$32,338	$31,874	$32,338
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
Pass rated loans are those loans that are other than special mention, classified – substandard, classified – nonaccrual, or classified – doubtful.

The following tables summarize the amortized cost of term loans by risk rating, class of loan, and origination year:

(dollars in thousands)	Origination Year							Revolving to Term
	2026	2025	2024	2023	2022	Prior	Revolving		Total
September 30, 2026
Commercial:
Pass	$2,714,397	$2,654,598	$1,615,999	$907,248	$813,799	$1,776,103	$3,846,565	$864,773	$15,193,482
Special Mention	22,542	48,943	71,426	47,929	18,447	13,440	71,041	12,199	305,967
Classified:
Substandard	6,531	30,463	113,231	75,154	31,471	79,151	154,392	64,815	555,208
Nonaccrual	—	2,550	2,670	2,398	3,392	2,120	767	5,261	19,158
Doubtful	—	5,703	11,001	58,868	6,158	34,332	7,170	63,677	186,909
Total	$2,743,470	$2,742,257	$1,814,327	$1,091,597	$873,267	$1,905,146	$4,079,935	$1,010,725	$16,260,724
Commercial real estate:
Pass	$3,243,624	$4,116,584	$2,288,401	$1,970,734	$2,587,533	$5,744,807	$116,931	$990,403	$21,059,017
Special Mention	1,317	21,714	21,311	26,065	56,273	166,237	1,185	8,737	302,839
Classified:
Substandard	805	28,939	137,863	328,502	275,962	365,490	228	44,692	1,182,481
Nonaccrual	—	—	4,835	813	3,460	10,060	—	8	19,176
Doubtful	—	—	3,560	31,261	29,212	45,332	—	19,624	128,989
Total	$3,245,746	$4,167,237	$2,455,970	$2,357,375	$2,952,440	$6,331,926	$118,344	$1,063,464	$22,692,502

	Origination Year							Revolving to Term
	2025	2024	2023	2022	2021	Prior	Revolving		Total
December 31, 2025
Commercial:
Pass	$3,073,330	$1,895,772	$1,186,468	$1,064,904	$619,076	$1,567,563	$3,458,502	$774,686	$13,640,301
Special Mention	23,368	84,827	88,803	18,830	7,878	8,161	82,334	14,990	329,191
Classified:
Substandard	16,253	89,293	113,232	62,649	68,265	56,616	129,209	85,729	621,246
Nonaccrual	140	1,617	6,003	7,053	1,001	654	8,659	1,944	27,071
Doubtful	—	7,337	34,925	27,218	2,409	24,547	—	49,206	145,642
Total	$3,113,091	$2,078,846	$1,429,431	$1,180,654	$698,629	$1,657,541	$3,678,704	$926,555	$14,763,451
Commercial real estate:
Pass	$3,746,158	$2,363,809	$2,510,901	$3,325,135	$1,945,116	$5,082,931	$169,450	$886,279	$20,029,779
Special Mention	12,351	20,695	85,266	97,148	102,821	107,590	16,239	24,962	467,072
Classified:
Substandard	14,773	34,761	184,806	294,789	116,261	321,725	45,692	120,284	1,133,091
Nonaccrual	—	4,721	1,282	6,905	5,442	24,308	—	23,642	66,300
Doubtful	—	3,120	23,039	38,716	22,966	60,503	—	29,751	178,095
Total	$3,773,282	$2,427,106	$2,805,294	$3,762,693	$2,192,606	$5,597,057	$231,381	$1,084,918	$21,874,337
BBCC:
Pass	$57,344	$53,469	$50,466	$35,366	$20,106	$75,805	$65,971	$20,036	$378,563
Special Mention	—	663	834	512	535	1,490	2,281	3,323	9,638
Classified:
Substandard	86	191	474	304	26	724	203	2,877	4,885
Nonaccrual	50	—	60	98	359	345	—	1,115	2,027
Doubtful	—	—	463	205	—	31	—	268	967
Total	$57,480	$54,323	$52,297	$36,485	$21,026	$78,395	$68,455	$27,619	$396,080

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

	Origination Year							Revolving to Term
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving		Total
September 30, 2026
Residential real estate:
Risk Rating:
Performing	$706,570	$914,125	$450,122	$522,737	$1,578,121	$4,675,359	$—	$569	$8,847,603
Nonperforming	606	8,636	7,307	12,049	15,855	43,479	—	—	87,932
Total	$707,176	$922,761	$457,429	$534,786	$1,593,976	$4,718,838	$—	$569	$8,935,535
Indirect:
Risk Rating:
Performing	$478,444	$320,041	$206,793	$109,391	$69,087	$98,675	$137	$—	$1,282,568
Nonperforming	350	904	1,274	1,505	1,029	676	—	—	5,738
Total	$478,794	$320,945	$208,067	$110,896	$70,116	$99,351	$137	$—	$1,288,306
Home equity:
Risk Rating:
Performing	$—	$52	$71	$235	$1,124	$15,100	$1,503,359	$78,995	$1,598,936
Nonperforming	—	—	40	54	765	3,524	2,295	15,270	21,948
Total	$—	$52	$111	$289	$1,889	$18,624	$1,505,654	$94,265	$1,620,884
Other consumer:
Risk Rating:
Performing	$47,825	$48,956	$39,012	$34,691	$48,599	$25,916	$98,523	$6,244	$349,766
Nonperforming	—	17	130	37	42	120	—	—	346
Total	$47,825	$48,973	$39,142	$34,728	$48,641	$26,036	$98,523	$6,244	$350,112

	Origination Year							Revolving to Term
	2025	2024	2023	2022	2021	Prior	Revolving		Total
December 31, 2025
Residential real estate:
Risk Rating:
Performing	$955,730	$539,011	$584,626	$1,668,796	$1,960,186	$2,684,743	$—	$598	$8,393,690
Nonperforming	1,639	5,684	10,409	17,917	5,328	32,829	—	—	73,806
Total	$957,369	$544,695	$595,035	$1,686,713	$1,965,514	$2,717,572	$—	$598	$8,467,496
Indirect:
Risk Rating:
Performing	$417,924	$296,068	$170,873	$124,182	$42,664	$17,567	$155	$—	$1,069,433
Nonperforming	574	1,299	1,747	1,332	638	212	—	—	5,802
Total	$418,498	$297,367	$172,620	$125,514	$43,302	$17,779	$155	$—	$1,075,235
Direct:
Risk Rating:
Performing	$72,393	$54,308	$49,357	$53,343	$41,664	$132,876	$236,832	$4,193	$644,966
Nonperforming	43	404	435	402	345	2,691	—	11	4,331
Total	$72,436	$54,712	$49,792	$53,745	$42,009	$135,567	$236,832	$4,204	$649,297
Home equity:
Risk Rating:
Performing	$11	$71	$395	$1,227	$651	$16,913	$1,443,256	$58,538	$1,521,062
Nonperforming	42	40	45	938	95	3,359	546	12,139	17,204
Total	$53	$111	$440	$2,165	$746	$20,272	$1,443,802	$70,677	$1,538,266

The following table summarizes the gross charge-offs of loans by loan portfolio segment and origination year:

	Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Three Months Ended September 30, 2026
Commercial	$—	$165	$2,309	$21,516	$1,458	$15,357	$1,022	$41,827
Commercial real estate	—	—	—	21	265	1,524	—	1,810
Residential real estate	—	—	—	—	—	72	—	72
Indirect	149	1,089	680	314	207	100	—	2,539
Home equity	—	—	—	—	37	83	—	120
Other consumer	49	38	67	216	90	235	1,212	1,907
Total gross charge-offs	$198	$1,292	$3,056	$22,067	$2,057	$17,371	$2,234	$48,275

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Three Months Ended September 30, 2025
Commercial	$684	$6,106	$2,235	$7,155	$2,229	$3,659	$—	$22,068
Commercial real estate	—	—	603	1,024	2,787	3,602	—	8,016
BBCC	—	—	303	94	10	12	—	419
Residential real estate	—	—	—	—	—	25	—	25
Indirect	213	504	634	291	146	75	—	1,863
Direct	13	93	114	154	103	1,741	689	2,907
Home equity	—	—	—	101	—	3	—	104
Total gross charge-offs	$910	$6,703	$3,889	$8,819	$5,275	$9,117	$689	$35,402

	Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Nine Months Ended September 30, 2026
Commercial	$478	$6,328	$13,033	$36,106	$5,187	$22,434	$1,413	$84,979
Commercial real estate	—	—	—	4,804	6,450	17,178	—	28,432
BBCC	—	50	325	537	384	—	—	1,296
Residential real estate	—	—	—	—	26	432	—	458
Indirect	252	1,966	1,528	1,065	686	249	—	5,746
Direct	68	321	424	378	625	1,241	969	4,026
Home equity	—	—	—	—	37	140	101	278
Other consumer	49	38	67	216	90	235	1,212	1,907
Total gross charge-offs	$847	$8,703	$15,377	$43,106	$13,485	$41,909	$3,695	$127,122

	Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Nine Months Ended September 30, 2025
Commercial	$684	$12,987	$7,030	$18,212	$2,818	$6,454	$—	$48,185
Commercial real estate	—	—	906	2,980	14,783	10,445	—	29,114
BBCC	—	—	316	125	23	12	—	476
Residential real estate	—	—	—	—	—	302	—	302
Indirect	225	1,834	1,867	995	439	202	—	5,562
Direct	227	428	447	897	945	2,329	715	5,988
Home equity	—	—	—	101	—	168	—	269
Total gross charge-offs	$1,136	$15,249	$10,566	$23,310	$19,008	$19,912	$715	$89,896
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
The following table presents the aging of the amortized cost basis in past due loans by class of loans:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2026
Commercial	$20,681	$8,607	$89,676	$118,964	$16,141,760	$16,260,724
Commercial real estate	26,421	17,843	63,093	107,357	22,585,145	22,692,502
Residential	54,217	19,469	43,285	116,971	8,818,564	8,935,535
Indirect	8,338	2,344	1,609	12,291	1,276,015	1,288,306
Home equity	9,245	2,630	8,052	19,927	1,600,957	1,620,884
Other consumer	1,188	809	2,795	4,792	345,320	350,112
Total	$120,090	$51,702	$208,510	$380,302	$50,767,761	$51,148,063

December 31, 2025
Commercial	$23,702	$7,200	$68,776	$99,678	$14,663,773	$14,763,451
Commercial real estate	20,870	8,151	122,781	151,802	21,722,535	21,874,337
BBCC	1,297	1,359	463	3,119	392,961	396,080
Residential	45,817	13,650	40,512	99,979	8,367,517	8,467,496
Indirect	8,844	2,263	1,877	12,984	1,062,251	1,075,235
Direct	3,644	1,605	1,762	7,011	642,286	649,297
Home equity	7,186	2,956	8,307	18,449	1,519,817	1,538,266
Total	$111,360	$37,184	$244,478	$393,022	$48,371,140	$48,764,162
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan:

	September 30, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing	Nonaccrual Amortized Cost	Nonaccrual With No Related Allowance	Past Due 90 Days or More and Accruing
Commercial	$206,067	$5,971	$1,770	$172,713	$9,665	$1,310
Commercial real estate	148,165	33,946	2,087	244,395	57,647	—
BBCC (1)	N/A	N/A	N/A	2,994	—	177
Residential	87,932	—	99	73,806	—	599
Indirect	5,738	—	47	5,802	—	203
Direct (1)	N/A	N/A	N/A	4,331	—	74
Home equity	21,948	—	—	17,204	—	328
Other consumer	346	—	76	N/A	N/A	N/A
Total	$470,196	$39,917	$4,079	$521,245	$67,312	$2,691
(1)At September 30, 2026, loans previously included in the BBCC portfolio segment are now presented in their respective commercial and commercial real estate categories. Loans previously included in the direct portfolio segment have been reclassified to consumer loan portfolio segments based upon collateral and repayment risks.
Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2026 and 2025.

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

	Type of Collateral
(dollars in thousands)	Real Estate	Blanket Lien	Investment Securities/Cash	Auto	Other
September 30, 2026
Commercial	$12,651	$175,557	$8,473	$1,556	$821
Commercial real estate	146,340	167	281	—	106
Residential	87,932	—	—	—	—
Indirect	—	—	—	5,738	—
Home equity	21,948	—	—	—	—
Other consumer	—	4	—	—	39
Total loans	$268,871	$175,728	$8,754	$7,294	$966

December 31, 2025
Commercial	$17,098	$131,107	$6,851	$5,411	$1,942
Commercial real estate	237,984	3,381	1,238	—	116
BBCC	1,364	832	269	260	—
Residential	73,806	—	—	—	—
Indirect	—	—	—	5,802	—
Direct	3,676	15	—	324	16
Home equity	17,204	—	—	—	—
Total loans	$351,132	$135,335	$8,358	$11,797	$2,074
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

The following table presents the amortized cost basis of financial difficulty modifications that were modified by class of loans and type of modification:

(dollars in thousands)	Term Extension	Payment Delay	Interest Rate Reduction	Total Class of Loans
Three Months Ended September 30, 2026
Commercial	$65,847	$7,918	$—	0.5%
Commercial real estate	46,358	19,830	—	0.3%
Total	$112,205	$27,748	$—	0.3%

Three Months Ended September 30, 2025
Commercial	$—	$—	$8,376	0.1%
Commercial real estate	68,546	—	—	0.3%
Total	$68,546	$—	$8,376	0.2%

Nine Months Ended September 30, 2026
Commercial	$83,581	$7,918	$—	0.6%
Commercial real estate	85,533	19,830	—	0.5%
Total	$169,114	$27,748	$—	0.4%

Nine Months Ended September 30, 2025
Commercial	$63,035	$—	$8,376	0.5%
Commercial real estate	162,698	—	—	0.7%
Total	$225,733	$—	$8,376	0.5%
The following table summarizes the nature of the financial difficulty modifications by class of loans:

	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Weighted- Average Interest Rate Reduction
Three Months Ended September 30, 2026
Commercial	6.3	6.7	—%
Commercial real estate	9.0	5.5	—%
Total	7.6	5.7	—%

Three Months Ended September 30, 2025
Commercial	—	—	1.50%
Commercial real estate	8.3	—	—%
Total	8.3	—	1.50%

Nine Months Ended September 30, 2026
Commercial	6.5	6.7	—%
Commercial real estate	8.1	5.5	—%
Total	7.4	5.7	—%

Nine Months Ended September 30, 2025
Commercial	4.5	—	1.50%
Commercial real estate	8.1	—	—%
Total	7.0	—	1.50%

Old National monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following table presents the performance of financial difficulty modifications in the twelve months following modification:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Current	Total Loans
September 30, 2026
Commercial	$3,331	$—	$7,022	$10,353	$81,146	$91,499
Commercial real estate	—	—	—	—	105,363	105,363
Total	$3,331	$—	$7,022	$10,353	$186,509	$196,862

September 30, 2025
Commercial	$—	$—	$8,222	$8,222	$63,189	$71,411
Commercial real estate	—	—	8,655	8,655	154,043	162,698
Total	$—	$—	$16,877	$16,877	$217,232	$234,109
There were no payment defaults on loans and payment defaults on $7.0 million of loans during the three and nine months ended September 30, 2026, respectively, to borrowers whose loans were modified due to financial difficulties within the twelve months prior to September 30, 2026. There were no payment defaults on loans and payment defaults on $16.9 million of loans during the three and nine months ended September 30, 2025, respectively, to borrowers whose loans had been modified within the twelve months prior to September 30, 2025. The payment defaults did not materially impact the allowance for credit losses on loans.
Old National had not committed to lend any material additional funds to the borrowers whose loans were modified due to financial difficulties at September 30, 2026 or December 31, 2025.
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
The components of lease expense were as follows:

	Affected Line Item in the Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2026	2025	2026	2025
Operating lease cost	Occupancy/Equipment expense	$9,488	$9,510	$28,569	$26,669
Finance lease cost:
Amortization of right-of-use assets	Occupancy expense	2,139	2,297	6,662	6,843
Interest on lease liabilities	Interest expense	187	219	624	660
Sub-lease income	Occupancy expense	(107)	(73)	(329)	(262)
Total		$11,707	$11,953	$35,526	$33,910
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$190,832	$209,327
Operating lease liabilities	206,493	226,624
Finance Leases
Premises and equipment, net	16,206	23,950
Other borrowings	18,173	25,798
Weighted-Average Remaining Lease Term (in Years)
Operating leases	8.2	8.7
Finance leases	8.4	7.0
Weighted-Average Discount Rate
Operating leases	3.78%	3.72%
Finance leases	4.06%	4.04%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,205	$27,825
Operating cash flows from finance leases	624	660
Financing cash flows from finance leases	6,544	6,690

The following table presents a maturity analysis of the Company’s lease liability by lease classification at September 30, 2026:

(dollars in thousands)	Operating Leases	Finance Leases
2026	$10,145	$1,495
2027	39,440	3,750
2028	35,508	2,886
2029	32,573	1,498
2030	28,032	1,533
Thereafter	96,905	10,447
Total undiscounted lease payments	242,603	21,609
Amounts representing interest	(36,110)	(3,436)
Lease liability	$206,493	$18,173

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill. See Note 3 to the consolidated financial statements for additional detail regarding acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$2,429,756	$2,409,886	$2,425,700	$2,175,251
Acquisitions and adjustments	—	8,772	4,056	243,407
Balance at end of period	$2,429,756	$2,418,658	$2,429,756	$2,418,658
Old National performed the required annual goodwill impairment test as of August 31, 2026 and there was no impairment. No events or circumstances since the August 31, 2026 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The gross carrying amounts and accumulated amortization of other intangible assets were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2026
Core deposit	$586,735	$(231,635)	$355,100
Customer relationship	85,257	(31,017)	54,240
Total other intangible assets	$671,992	$(262,652)	$409,340

December 31, 2025
Core deposit	$586,735	$(166,160)	$420,575
Customer relationship	93,892	(32,181)	61,711
Total other intangible assets	$680,627	$(198,341)	$482,286
Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded during the nine months ended September 30, 2026 or 2025. Total amortization expense associated with intangible assets was $23.3 million and $72.9 million for the three and nine months ended September 30, 2026, respectively, compared to $26.2 million and $52.6 million for the three and nine months ended September 30, 2025, respectively.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2026 remaining	$23,162
2027	84,810
2028	73,690
2029	62,983
2030	52,287
Thereafter	112,408
Total	$409,340
NOTE 9 – QUALIFIED AFFORDABLE HOUSING PROJECTS AND OTHER TAX CREDIT INVESTMENTS
Old National is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in other assets on the balance sheet, with any unfunded commitments included with other liabilities. As of September 30, 2026, Old National expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
The following table summarizes Old National’s investments in qualified affordable housing projects and other tax credit investments:

(dollars in thousands)		September 30, 2026		December 31, 2025
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (“LIHTC”)	Proportional amortization	$284,371	$105,787	$257,752	$135,776
Federal Historic Tax Credit (“FHTC”)	Proportional amortization	24,627	14,533	23,964	16,505
New Markets Tax Credit (“NMTC”)	Consolidation	126,611	—	128,325	—
Renewable Energy	Equity	2	—	4	—
Total		$435,611	$120,320	$410,045	$152,281
(1)All commitments will be paid by Old National by December 31, 2040.

The following table summarizes the amortization expense and tax benefit recognized for Old National’s qualified affordable housing projects and other tax credit investments:

(dollars in thousands)	Amortization Expense (1)	Tax Expense (Benefit) Recognized (2)
Three Months Ended September 30, 2026
LIHTC	$6,950	$(8,230)
FHTC	1,197	(1,659)
NMTC	8,131	(10,359)
Total	$16,278	$(20,248)

Three Months Ended September 30, 2025
LIHTC	$3,699	$(4,731)
FHTC	2,432	(2,760)
NMTC	7,057	(8,471)
Total	$13,188	$(15,962)

Nine Months Ended September 30, 2026
LIHTC	$18,476	$(22,667)
FHTC	3,917	(5,081)
NMTC	23,049	(29,420)
Total	$45,442	$(57,168)

Nine Months Ended September 30, 2025
LIHTC	$10,108	$(13,547)
FHTC	3,602	(4,178)
NMTC	16,296	(19,780)
Total	$30,006	$(37,505)
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
NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured borrowings. Old National pledges investment securities to secure these borrowings. The following table presents securities sold under agreements to repurchase and related weighted-average interest rates:

	At or for the Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Outstanding at period end	$240,698	$277,594
Average amount outstanding during the period	258,927	286,137
Maximum amount outstanding at any month-end during the period	280,402	311,335
Weighted-average interest rate:
During the period	0.89%	0.90%
At period end	0.89%	1.13%
At December 31, 2025, securities sold under agreements to repurchase totaled $261.4 million with a weighted-average interest rate of 0.95%.

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged at September 30, 2026:

	Remaining Contractual Maturity of the Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 days	Total
Repurchase Agreements:
U.S. Treasury and agency securities	$240,698	$—	$—	$—	$240,698
Total	$240,698	$—	$—	$—	$240,698
NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The following table summarizes Old National Bank’s FHLB advances:

(dollars in thousands)	September 30, 2026	December 31, 2025
FHLB advances (fixed rates 3.34% to 4.86% and variable rates 3.75% to 4.03%) maturing November 2026 to March 2046	$5,500,200	$6,230,200
Fair value hedge basis adjustments and unamortized prepayment fees	(15,589)	7,175
Total	$5,484,611	$6,237,375
FHLB advances had weighted-average rates of 4.02% at September 30, 2026 and 3.71% at December 31, 2025. FHLB advances are collateralized by designated assets that may include qualifying commercial real estate loans, residential and multifamily mortgages, home equity loans, and certain investment securities.
At September 30, 2026, total unamortized prepayment fees related to all FHLB advance debt modifications completed in prior years totaled $3.1 million, compared to $3.3 million at December 31, 2025.
Contractual maturities of FHLB advances at September 30, 2026 were as follows:

(dollars in thousands)
Due in 2026	$3,275,000
Due in 2027	141,000
Due in 2028	548,000
Due in 2029	706,000
Due in 2030	229,000
Thereafter	601,200
Fair value hedge basis adjustments and unamortized prepayment fees	(15,589)
Total	$5,484,611

NOTE 12 – OTHER BORROWINGS
The following table summarizes Old National’s other borrowings:

(dollars in thousands)	September 30, 2026	December 31, 2025
Old National Bancorp:
Subordinated debentures (fixed rate of 5.77%) maturing February 2036	$450,000	$150,000
Unamortized debt issuance costs related to subordinated debentures	(4,205)	—
Junior subordinated debentures (rates of 5.56% to 7.66%) maturing July 2031 to September 2037	198,499	198,499
Other basis adjustments	4,023	7,891
Old National Bank:
Finance lease liabilities	18,173	25,798
Leveraged loans for NMTC (fixed rates of 1.00% to 7.25%) maturing December 2027 to June 2061	506,829	459,452
Other (1)	235,119	10,789
Total other borrowings	$1,408,438	$852,429
(1)Includes overnight borrowings to collateralize certain derivative positions totaling $235.1 million at September 30, 2026 and $10.8 million at December 31, 2025.
Contractual maturities of other borrowings at September 30, 2026 were as follows:

(dollars in thousands)
Due in 2026	$236,445
Due in 2027	19,839
Due in 2028	2,389
Due in 2029	1,059
Due in 2030	1,140
Thereafter	1,147,748
Unamortized debt issuance costs and other basis adjustments	(182)
Total	$1,408,438
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
On February 15, 2022, Old National assumed $150.0 million of subordinated fixed rate notes related to the First Midwest Bancorp, Inc. merger. The subordinated debentures had a 5.875% fixed rate of interest through the September 29, 2026 maturity date.
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
The following table summarizes the terms of our outstanding junior subordinated debentures at September 30, 2026:

(dollars in thousands)				Rate at September 30, 2026
Name of Trust	Issuance Date	Issuance Amount	Rate		Maturity Date
Bridgeview Statutory Trust I	July 2001	$15,464	3-month SOFR plus 3.58%	7.66%	July 31, 2031
Bridgeview Capital Trust II	December 2002	15,464	3-month SOFR plus 3.35%	7.36%	January 7, 2033
First Midwest Capital Trust I	November 2003	37,825	6.95% fixed	6.95%	December 1, 2033
St. Joseph Capital Trust II	March 2005	5,155	3-month SOFR plus 1.75%	5.99%	March 17, 2035
Northern States Statutory Trust I	September 2005	10,310	3-month SOFR plus 1.80%	5.96%	September 15, 2035
Anchor Capital Trust III	August 2005	5,000	3-month SOFR plus 1.55%	5.89%	September 30, 2035
Great Lakes Statutory Trust II	December 2005	6,186	3-month SOFR plus 1.40%	5.56%	December 15, 2035
Bremer Statutory Trust II	June 2006	61,856	3-month SOFR plus 1.60%	5.62%	June 1, 2036
Home Federal Statutory Trust I	September 2006	15,464	3-month SOFR plus 1.65%	5.81%	September 15, 2036
Monroe Bancorp Capital Trust I	July 2006	3,093	3-month SOFR plus 1.60%	5.61%	October 7, 2036
Tower Capital Trust 3	December 2006	9,279	3-month SOFR plus 1.69%	5.71%	March 1, 2037
Monroe Bancorp Statutory Trust II	March 2007	5,155	3-month SOFR plus 1.60%	5.76%	June 15, 2037
Great Lakes Statutory Trust III	June 2007	8,248	3-month SOFR plus 1.70%	5.86%	September 15, 2037
Total		$198,499

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
Finance Lease Liabilities
Old National has long-term finance lease liabilities for certain banking centers and equipment totaling $18.2 million at September 30, 2026. See Note 7 to the consolidated financial statements for a maturity analysis of the Company’s finance lease liabilities.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes within each classification of AOCI, net of tax:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrecognized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Hedges	Total
Three Months Ended September 30, 2026
Balance at beginning of period	$(500,147)	$(65,100)	$7,106	$(558,141)
Other comprehensive income (loss) before reclassifications	(351,747)	—	(43,280)	(395,027)
Amounts reclassified from AOCI to income (1)	(4)	2,927	859	3,782
Balance at end of period	$(851,898)	$(62,173)	$(35,315)	$(949,386)

Three Months Ended September 30, 2025
Balance at beginning of period	$(542,158)	$(76,336)	$18,886	$(599,608)
Other comprehensive income (loss) before reclassifications	70,964	—	(1,184)	69,780
Amounts reclassified from AOCI to income (1)	(5)	3,014	2,428	5,437
Balance at end of period	$(471,199)	$(73,322)	$20,130	$(524,391)

Nine Months Ended September 30, 2026
Balance at beginning of period	$(428,436)	$(70,464)	$20,229	$(478,671)
Other comprehensive income (loss) before reclassifications	(423,428)	—	(58,878)	(482,306)
Amounts reclassified from AOCI to income (1)	(34)	8,291	3,334	11,591
Balance at end of period	$(851,898)	$(62,173)	$(35,315)	$(949,386)

Nine Months Ended September 30, 2025
Balance at beginning of period	$(668,063)	$(82,294)	$4,314	$(746,043)
Other comprehensive income (loss) before reclassifications	196,782	—	10,623	207,405
Amounts reclassified from AOCI to income (1)	82	8,972	5,193	14,247
Balance at end of period	$(471,199)	$(73,322)	$20,130	$(524,391)
(1)See table below for details about reclassifications to income.

The following table summarizes the amounts reclassified out of each component of AOCI for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$5	$7	Debt securities gains (losses), net
	(1)	(2)	Income tax (expense) benefit
	$4	$5	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(3,921)	$(4,040)	Interest income (expense)
	994	1,026	Income tax (expense) benefit
	$(2,927)	$(3,014)	Net income
Gains and losses on hedges Interest rate contracts	$(1,159)	$(3,275)	Interest income (expense)
	300	847	Income tax (expense) benefit
	$(859)	$(2,428)	Net income

Total reclassifications for the period	$(3,782)	$(5,437)	Net income
The following table summarizes the amounts reclassified out of each component of AOCI for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement of Income
Unrealized gains and losses on available-for-sale securities	$46	$(110)	Debt securities gains (losses), net
	(12)	28	Income tax (expense) benefit
	$34	$(82)	Net income
Amortization of unrecognized losses on held-to-maturity securities transferred from available-for-sale	$(11,111)	$(12,024)	Interest income (expense)
	2,820	3,052	Income tax (expense) benefit
	$(8,291)	$(8,972)	Net income
Gains and losses on hedges Interest rate contracts	$(4,497)	$(7,004)	Interest income (expense)
	1,163	1,811	Income tax (expense) benefit
	$(3,334)	$(5,193)	Net income

Total reclassifications for the period	$(11,591)	$(14,247)	Net income

NOTE 14 – INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Provision at statutory rate of 21%	$67,992	$48,846	$198,078	$119,672
State income taxes	15,216	11,144	44,809	23,139
Tax credit investments - federal:
New market tax credits	(8,184)	(7,842)	(23,242)	(15,626)
Nontaxable or nondeductible items:
Tax-exempt interest	(5,118)	(4,585)	(15,512)	(12,403)
FDIC premiums	2,781	2,960	8,524	7,813
Other, net	(2,908)	(492)	(10,510)	(5,362)
Income tax expense	$69,779	$50,031	$202,147	$117,233
Effective tax rate	21.6%	21.5%	21.4%	20.6%
Net Deferred Tax Assets
Net deferred tax assets are included in other assets on the balance sheet. At September 30, 2026, net deferred tax assets totaled $589.1 million, compared to $473.2 million at December 31, 2025. No valuation allowance was required on the Company’s deferred tax assets at September 30, 2026 or December 31, 2025.
Old National has federal net operating loss carryforwards totaling $105.3 million at September 30, 2026 and $87.8 million at December 31, 2025. If not used, the federal net operating loss carryforwards will begin expiring in 2032 and later. Old National has recorded state net operating loss carryforwards totaling $142.8 million at September 30, 2026 and $140.3 million at December 31, 2025. If not used, the state net operating loss carryforwards will expire from 2028 and later. The federal and recorded state net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code section 382. Old National believes that all of the federal and recorded state net operating loss carryforwards will be used prior to expiration.
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
Cash Flow Hedges
Interest rate swaps of certain borrowings were designated as cash flow hedges totaling $50.0 million notional amount at both September 30, 2026 and December 31, 2025. Interest rate swaps, collars, and floors related to variable-rate commercial loan pools were designated as cash flow hedges totaling $3.5 billion notional amount at September 30, 2026 and $2.3 billion notional amount at December 31, 2025. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
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
Fair Value Hedges
Interest rate swaps of certain borrowings were designated as fair value hedges totaling $800.0 million notional amount at September 30, 2026 and $1.1 billion notional amount at December 31, 2025. Interest rate swaps of certain available-for-sale investment securities were designated as fair value hedges totaling $874.4 million notional amount at September 30, 2026 and $927.4 million notional amount at December 31, 2025. The hedges were determined to be effective during all periods presented and we expect them to remain effective during the remaining terms.
The following table summarizes Old National’s derivatives designated as hedges:

	September 30, 2026			December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Cash flow hedges:
Interest rate swaps, collars, and floors on loan pools	$3,500,000	$608	$72,098	$2,300,000	$11,627	$1,667
Interest rate swaps on borrowings (3)	50,000	—	—	50,000	—	—
Fair value hedges:
Interest rate swaps on investment securities (3)	874,407	—	—	927,407	—	—
Interest rate swaps on borrowings (3)	800,000	—	3,165	1,100,000	4,836	—
Total		$608	$75,263		$16,463	$1,667

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of income were as follows:

(dollars in thousands)					Gain (Loss) Recognized in Income on Related Hedged Items
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in in Income on Related Hedged Item
Three Months Ended September 30, 2026
Interest rate contracts	Interest income/(expense)	$(10,497)	Fixed-rate debt	Interest income/(expense)	$10,486
Interest rate contracts	Interest income/(expense)	39,915	Fixed-rate investment securities	Interest income/(expense)	(40,001)
Total		$29,418			$(29,515)

Three Months Ended September 30, 2025
Interest rate contracts	Interest income/(expense)	$1,532	Fixed-rate debt	Interest income/(expense)	$(1,552)
Interest rate contracts	Interest income/(expense)	(4,613)	Fixed-rate investment securities	Interest income/(expense)	4,592
Total		$(3,081)			$3,040

Nine Months Ended September 30, 2026
Interest rate contracts	Interest income/(expense)	$(21,535)	Fixed-rate debt	Interest income/(expense)	$21,519
Interest rate contracts	Interest income/(expense)	47,100	Fixed-rate investment securities	Interest income/(expense)	(47,101)
Total		$25,565			$(25,582)

Nine Months Ended September 30, 2025
Interest rate contracts	Interest income/(expense)	$16,596	Fixed-rate debt	Interest income/(expense)	$(16,559)
Interest rate contracts	Interest income/(expense)	(32,359)	Fixed-rate investment securities	Interest income/(expense)	32,302
Total		$(15,763)			$15,743

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)		2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(58,378)	$(1,596)	$(2,523)	$(4,373)
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	Interest income/(expense)	$(81,621)	$14,328	$(8,499)	$(10,299)
Amounts reported in AOCI related to cash flow hedges will be reclassified to interest income or interest expense as interest payments are received or paid on Old National’s derivative instruments. During the next 12 months, we estimate that $1.9 million will be reclassified to interest income and $20.8 million will be reclassified to interest expense.
Derivatives Not Designated as Hedges
Commitments to fund certain mortgage loans (“interest rate lock commitments”) and forward commitments for the future delivery of mortgage loans to third party investors (“forward mortgage loan contracts”) are considered derivatives. These derivative contracts do not qualify for hedge accounting. At September 30, 2026, the notional amounts of the interest rate lock commitments totaled $86.9 million and forward mortgage loan contracts totaled $103.7 million. At December 31, 2025, the notional amounts of the interest rate lock commitments totaled $81.7 million and forward mortgage loan contracts totaled $120.6 million. It is our practice to enter into forward mortgage loan contracts for the future delivery of residential mortgage loans to third-party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans.
Old National also enters into derivative instruments for the benefit of its clients. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments totaled $11.1 billion at September 30, 2026 and $9.9 billion at December 31, 2025. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of clients by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Old National enters into derivative financial instruments as part of its foreign currency risk management strategies. These derivative instruments consist of foreign currency forward contracts to accommodate the business needs of its clients. Old National does not designate these foreign currency forward contracts for hedge accounting treatment.
The following table summarizes Old National’s derivatives not designated as hedges:

	September 30, 2026			December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional	Assets (1)	Liabilities (2)	Notional	Assets (1)	Liabilities (2)
Interest rate lock commitments	$86,924	$—	$955	$81,698	$583	$—
Forward mortgage loan contracts	103,736	2,344	—	120,584	—	402
Customer interest rate contracts	11,106,547	978	442,395	9,939,577	76,026	180,367
Counterparty interest rate contracts (3)	11,106,547	314,628	992	9,939,577	77,597	76,442
Customer foreign currency contracts	31,377	361	18	12,086	106	27
Counterparty foreign currency contracts	36,521	194	403	11,656	53	63
Total		$318,505	$444,763		$154,365	$257,301

(1)Derivative assets are included in other assets on the balance sheet.
(2)Derivative liabilities are included in other liabilities on the balance sheet.
(3)The fair values of certain counterparty interest rate swaps are zero due to the settlement of centrally cleared variation margin rules.

The effect of derivatives not designated as hedging instruments on the consolidated statements of income were as follows:

		Three Months Ended September 30,
(dollars in thousands)		2026	2025
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$378	$(826)
Mortgage contracts	Mortgage banking revenue	1,119	8
Foreign currency contracts	Other income/(expense)	17	(21)
Total		$1,514	$(839)

		Nine Months Ended September 30,
		2026	2025
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Other income/(expense)	$834	$(679)
Mortgage contracts	Mortgage banking revenue	1,207	(495)
Foreign currency contracts	Other income/(expense)	34	(33)
Total		$2,075	$(1,207)
(1)Includes the valuation differences between the customer and offsetting swaps.
Fair Value of Offsetting Derivatives
Certain derivative instruments are subject to master netting agreements with counterparties that provide rights of setoff. The Company records these transactions at their gross fair values and does not offset derivative assets and liabilities in the Consolidated Balance Sheet. The following table presents the fair value of the Company’s derivatives and offsetting positions:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$319,113	$520,026	$170,828	$258,968
Less: amounts offset in the Consolidated Balance Sheet	—	—	—	—
Net amount presented in the Consolidated Balance Sheet	319,113	520,026	170,828	258,968
Gross amounts not offset in the Consolidated Balance Sheet
Offsetting derivative positions	(73,493)	(73,493)	(78,172)	(78,172)
Cash collateral pledged	—	(235,119)	(17,670)	(28,689)
Net credit exposure	$245,620	$211,414	$74,986	$152,107
NOTE 16 – COMMITMENTS, CONTINGENCIES, AND FINANCIAL GUARANTEES
Litigation
At September 30, 2026, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management does not expect that any potential liabilities arising from pending litigation will have a material adverse effect on the Company’s business, financial position, or results of operations.
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
The following table summarizes Old National Bank’s unfunded loan commitments and standby letters of credit:

(dollars in thousands)	September 30, 2026	December 31, 2025
Unfunded loan commitments (1)	$11,641,397	$12,145,320
Standby letters of credit (2)	276,529	199,638
(1)Excludes cancellable loan commitments of $2.8 billion at both September 30, 2026 and December 31, 2025.
(2)Notional amount, which represents the maximum amount of future funding requirements. The carrying value was $2.1 million at September 30, 2026 and $1.7 million at December 31, 2025.
At September 30, 2026, approximately 3% of the unfunded loan commitments had fixed rates, with the remainder having floating rates ranging from 0.01% to 20.99%. The allowance for unfunded loan commitments totaled $31.9 million at September 30, 2026 and $35.6 million at December 31, 2025.
Old National is a party in risk participation transactions of interest rate swaps, which had total notional amounts of $1.5 billion at September 30, 2026 and $1.3 billion at December 31, 2025.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2026 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$132,263	$132,263	$—	$—
Investment securities available-for-sale:
U.S. Treasury	191,586	191,586	—	—
U.S. government-sponsored entities and agencies	1,294,105	—	1,294,105	—
Mortgage-backed securities - Agency	9,415,911	—	9,415,911	—
States and political subdivisions	256,688	—	256,688	—
Pooled trust preferred securities	12,987	—	12,987	—
Other securities	145,357	—	145,357	—
Loans held-for-sale	30,456	—	30,456	—
Derivative assets	319,113	—	319,113	—
Financial Liabilities
Derivative liabilities	520,026	—	520,026	—

		Fair Value Measurements at December 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Equity securities	$128,857	$128,857	$—	$—
Investment securities available-for-sale:
U.S. Treasury	214,544	214,544	—	—
U.S. government-sponsored entities and agencies	1,372,392	—	1,372,392	—
Mortgage-backed securities - Agency	9,168,035	—	9,168,035	—
States and political subdivisions	426,008	—	426,008	—
Pooled trust preferred securities	11,734	—	11,734	—
Other securities	191,737	—	191,737	—
Loans held-for-sale	52,911	—	52,911	—
Derivative assets	170,828	—	170,828	—
Financial Liabilities
Derivative liabilities	258,968	—	258,968	—
Non-Recurring Basis
Assets measured at fair value on a non-recurring basis at September 30, 2026 are summarized below:

		Fair Value Measurements at September 30, 2026 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans:
Commercial loans	$81,438	$—	$—	$81,438
Commercial real estate loans	60,091	—	—	60,091
Foreclosed Assets:
Commercial real estate	143	—	—	143

Commercial and commercial real estate loans that are deemed collateral dependent are valued using the discounted cash flows. The liquidation amounts are based on the fair value of the underlying collateral using the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral. These commercial and commercial real estate loans had a principal amount of $239.4 million, with a valuation allowance of $97.9 million at September 30, 2026. Old National recorded provision expense associated with these loans totaling $45.9 million and $92.4 million for the three and nine months ended September 30, 2026, respectively, compared to $7.7 million and $32.4 million for the three and nine months ended September 30, 2025, respectively.
Other real estate owned and other repossessed property is measured at fair value less costs to sell on a non-recurring basis and had a net carrying amount of $0.1 million at September 30, 2026. There were no material write-downs on other real estate owned for the three and nine months ended September 30, 2026, compared to no material write-downs and $0.5 million for the three and nine months ended September 30, 2025, respectively.
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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

(dollars in thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
September 30, 2026
Collateral Dependent Loans
Commercial loans	$81,438	Discounted	Discount for type of property,	7% - 50% (33%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	60,091	Discounted	Discount for type of property,	6% - 50% (18%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	143	Fair value of	Discount for type of property,	—%
		collateral	age of appraisal, and current status
December 31, 2025
Collateral Dependent Loans
Commercial loans	$55,471	Discounted	Discount for type of property,	8% - 50% (35%)
		cash flow	age of appraisal, and current status
Commercial real estate loans	109,852	Discounted	Discount for type of property,	2% - 61% (17%)
		cash flow	age of appraisal, and current status
Foreclosed Assets
Commercial real estate (2)	975	Fair value of	Discount for type of property,	30%
		collateral	age of appraisal, and current status
Residential (2)	98	Fair value of	Discount for type of property,	44%
		collateral	age of appraisal, and current status
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)There was only one foreclosed commercial real estate property at September 30, 2026 with no write-downs during the nine months ended September 30, 2026. There was only one foreclosed commercial real estate property and one foreclosed residential property at December 31, 2025 with write-downs during the year ended December 31, 2025, so no range or weighted average is reported.
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
Loans Held-For-Sale
Old National has elected the fair value option for loans held-for-sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Interest income for loans held-for-sale is included in the income statement totaling $0.8 million and $2.4 million for the three and nine months ended September 30, 2026, respectively, compared to $0.9 million and $2.6 million for the three and nine months ended September 30, 2025, respectively.
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

The difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows:

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
September 30, 2026
Loans held-for-sale	$30,456	$(466)	$30,922
December 31, 2025
Loans held-for-sale	$52,911	$1,148	$51,763
Accrued interest at period end is included in the fair value of the instruments.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2026
Loans held-for-sale	$(1,202)	$—	$(23)	$(1,225)

Three Months Ended September 30, 2025
Loans held-for-sale	$152	$—	$(72)	$80

Nine Months Ended September 30, 2026
Loans held-for-sale	$(1,576)	$23	$(61)	$(1,614)

Nine Months Ended September 30, 2025
Loans held-for-sale	$1,538	$101	$(81)	$1,558

Financial Instruments Not Carried at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows:

		Fair Value Measurements at September 30, 2026 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,679,028	$1,679,028	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	827,022	—	646,493	—
Mortgage-backed securities - Agency	859,434	—	690,914	—
State and political subdivisions	1,136,471	—	926,490	—
Loans, net:
Commercial	16,007,510	—	—	16,188,235
Commercial real estate	22,451,446	—	—	22,693,254
Residential real estate	8,880,932	—	—	7,965,104
Consumer credit	3,228,517	—	—	3,313,561
Accrued interest receivable	308,943	1,106	70,514	237,323
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$12,847,561	$12,847,561	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	33,939,182	33,939,182	—	—
Time deposits	10,852,364	—	10,787,734	—
Federal funds purchased and interbank borrowings	484	484	—	—
Securities sold under agreements to repurchase	240,698	240,698	—	—
FHLB advances	5,484,611	—	5,451,538	—
Other borrowings	1,408,438	—	1,393,695	—
Accrued interest payable	66,631	—	66,631	—
Standby letters of credit	2,073	—	—	2,073

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$5,737

		Fair Value Measurements at December 31, 2025 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash, due from banks, money market, and other interest-earning investments	$1,826,177	$1,826,177	$—	$—
Investment securities held-to-maturity:
U.S. government-sponsored entities and agencies	840,435	—	710,909	—
Mortgage-backed securities - Agency	910,323	—	782,818	—
State and political subdivisions	1,144,730	—	1,046,511	—
Loans, net:
Commercial	14,737,809	—	—	14,831,563
Commercial real estate	21,780,686	—	—	21,806,075
Residential real estate	8,433,102	—	—	7,526,511
Consumer credit	3,243,045	—	—	3,027,561
Accrued interest receivable	306,812	894	77,288	228,630
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$13,247,483	$13,247,483	$—	$—
Checking, NOW, savings, and money market interest-bearing deposits	32,179,688	32,179,688	—	—
Time deposits	9,661,024	—	9,540,748	—
Federal funds purchased and interbank borrowings	100,197	100,197	—	—
Securities sold under agreements to repurchase	261,366	261,366	—	—
FHLB advances	6,237,375	—	6,229,752	—
Other borrowings	852,429	—	853,938	—
Accrued interest payable	65,291	—	65,291	—
Standby letters of credit	1,672	—	—	1,672

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$5,687
The methods utilized to measure the fair value of financial instruments at September 30, 2026 and December 31, 2025 represent an approximation of exit price, however, an actual exit price may differ.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is an analysis generally discussing our results of operations for the three and nine months ended September 30, 2026 compared to the same period in 2025, and financial condition as of September 30, 2026 compared to December 31, 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”).
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934 and Rule 3b-6 promulgated thereunder, notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us that are not statements of historical fact and constitute forward‐looking statements within the meaning of the Act. These statements include, but are not limited to, descriptions of Old National’s financial condition, results of operations, asset and credit quality trends, profitability and business plans or opportunities. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” “would,” and “will,” and other words of similar meaning. These forward-looking statements express management’s current expectations or forecasts of future events and, by their nature, are subject to risks and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those in such statements, including, but not limited to: competition; government legislation, regulations and policies, including trade and tariff policies; the ability of Old National to execute its business plan; unanticipated changes in our liquidity position, including but not limited to changes in our access to sources of liquidity and capital to address our liquidity needs; changes in economic conditions and economic and business uncertainty which could materially impact credit quality trends and the ability to generate loans and gather deposits; inflation and governmental responses to inflation, including increasing interest rates; market, economic, operational, liquidity, credit, and interest rate risks associated with our business; our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses; the potential impact of future business combinations on our performance and financial condition, including our ability to successfully integrate the businesses, the success of revenue-generating and cost reduction initiatives, and the diversion of management’s attention from ongoing business operations and opportunities; failure or circumvention of our internal controls; operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information technology systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks; significant changes in accounting, tax or regulatory practices or requirements; new legal obligations or liabilities; disruptive technologies in payment systems and other services traditionally provided by banks; adverse effects on our information technology systems, or those of third parties, resulting from failures, disruptions or cybersecurity attacks, including ransomware; security breaches, including denial of service attacks, hacking, social engineering attacks, malware intrusion and other cybersecurity threats; the effects of climate change on Old National and its customers, borrowers, or service providers; political and economic uncertainty and instability; the impacts of pandemics, epidemics and other infectious disease outbreaks; other matters discussed in this report; and other factors identified in our 2025 Annual Report on Form 10-K and other filings with the SEC. These forward-looking statements are made only as of the date of this report and are not guarantees of future results, performance, or outcomes.
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

FINANCIAL HIGHLIGHTS
The following table sets forth certain financial highlights of Old National for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	September 30,	June 30,	March 31,	December 31,	September 30,
	2026	2026	2026	2025	2025
Income Statement:
Net interest income	$584,287	$578,988	$572,573	$580,832	$574,609
Taxable equivalent adjustment (1) (3)	7,667	7,510	7,849	8,013	7,975
Net interest income - taxable equivalent basis (3)	591,954	586,498	580,422	588,845	582,584
Provision for credit losses	33,580	36,206	34,946	32,745	26,738
Noninterest income	128,446	153,564	122,346	109,759	130,461
Noninterest expense	355,380	372,161	364,704	386,320	445,734
Net income applicable to common shareholders	249,960	249,381	229,638	212,589	178,533
Per Common Share Data:
Weighted average diluted common shares	380,900	383,273	388,054	389,550	390,496
Net income (diluted)	$0.66	$0.65	$0.59	$0.55	$0.46
Cash dividends	0.145	0.145	0.145	0.14	0.14
Common dividend payout ratio (2)	22%	22%	25%	25%	30%
Book value	$21.26	$21.80	$21.40	$21.17	$20.64
Stock price	24.64	25.90	22.10	22.31	21.95
Tangible common book value (3)	13.77	14.32	13.93	13.71	13.15
Performance Ratios:
Return on average assets	1.37%	1.38%	1.29%	1.21%	1.03%
Return on average common equity	12.03	12.07	11.07	10.44	9.01
Return on average tangible common equity (3)	19.59	19.84	18.41	17.76	15.87
Net interest margin (3)	3.52	3.54	3.55	3.65	3.64
Efficiency ratio (3)	46.09	47.04	48.25	51.58	58.84
Net charge-offs to average loans	0.27	0.26	0.26	0.27	0.25
Allowance for credit losses on loans to ending loans	1.13	1.14	1.15	1.17	1.19
Allowance for credit losses (4) to ending loans	1.20	1.21	1.22	1.24	1.26
Non-performing loans to ending loans	0.92	0.91	1.03	1.07	1.23
Balance Sheet:
Total loans	$51,148,063	$50,772,584	$49,731,844	$48,764,162	$47,967,915
Total assets	74,423,980	74,189,417	73,002,651	72,151,967	71,210,162
Total deposits	57,639,107	56,146,770	55,672,472	55,088,195	55,006,184
Total borrowed funds	7,134,231	8,423,983	7,823,198	7,451,367	6,766,381
Total shareholders’ equity	8,295,211	8,583,843	8,510,653	8,494,788	8,309,271
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.11%	11.09%	11.11%	11.08%	11.02%
Tier 1	11.54	11.53	11.56	11.53	11.49
Total	13.59	13.65	13.71	12.85	12.78
Leverage ratio (to average assets)	8.98	8.95	8.93	8.90	8.72
Total equity to assets (averages)	11.52	11.61	11.79	11.73	11.48
Tangible common equity to tangible assets (3)	7.28	7.68	7.67	7.72	7.53
Nonfinancial Data:
Full-time equivalent employees	4,894	4,914	4,948	4,971	5,243
Banking centers	346	346	346	346	351
(1)Calculated using the federal statutory tax rate in effect of 21% for all periods.
(2)Cash dividends per common share divided by net income per common share (basic).
(3)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
(4)Includes the allowance for credit losses on loans and unfunded loan commitments.

The following table sets forth certain financial highlights of Old National for the year-to-date periods:

	Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2026	2025
Income Statement:
Net interest income	$1,735,848	$1,477,042
Taxable equivalent adjustment (1) (3)	23,026	20,398
Net interest income - taxable equivalent basis (3)	1,758,874	1,497,440
Provision for credit losses	104,732	164,976
Noninterest income	404,356	356,772
Noninterest expense	1,092,245	1,098,971
Net income applicable to common shareholders	728,979	440,533
Per Common Share Data:
Weighted average diluted common shares	384,156	357,278
Net income (diluted)	$1.90	$1.23
Cash dividends	0.435	0.42
Common dividend payout ratio (2)	23%	34%
Book value	$21.26	$20.64
Stock price	24.64	21.95
Tangible common book value (3)	13.77	13.15
Performance Ratios:
Return on average assets	1.35%	0.95%
Return on average common equity	11.72	8.26
Return on average tangible common equity (3)	19.28	14.30
Net interest margin (3)	3.53	3.50
Efficiency ratio (3)	47.12	56.43
Net charge-offs to average loans	0.26	0.24
Allowance for credit losses on loans to ending loans	1.13	1.19
Allowance for credit losses (4) to ending loans	1.20	1.26
Non-performing loans to ending loans	0.92	1.23
Balance Sheet:
Total loans	$51,148,063	$47,967,915
Total assets	74,423,980	71,210,162
Total deposits	57,639,107	55,006,184
Total borrowed funds	7,134,231	6,766,381
Total shareholders’ equity	8,295,211	8,309,271
Capital Ratios:
Risk-based capital ratios:
Tier 1 common equity	11.11%	11.02%
Tier 1	11.54	11.49
Total	13.59	12.78
Leverage ratio (to average assets)	8.98	8.72
Total equity to assets (averages)	11.64	11.59
Tangible common equity to tangible assets (3)	7.28	7.53
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
The Company presents net income per common share and net income applicable to common shares, adjusted for certain notable items. These items include merger-related charges associated with completed and pending acquisitions, pension plan gain/loss, realized debt securities gains/losses, distribution of excess pension assets expense, FDIC special assessment expense, and CECL Day 1 non-PCD provision expense. Management believes excluding these items from net income per common share and net income applicable to common shares may be useful in assessing the Company’s underlying operational performance since these items do not pertain to its core business operations and their exclusion may facilitate better comparability between periods. Management believes that excluding merger-related charges from these metrics may be useful to the Company, as well as analysts and investors, since these expenses can vary significantly based on the size, type, and structure of each acquisition. Additionally, management believes excluding these items from these metrics may enhance comparability for peer comparison purposes.
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

The following table presents GAAP to non-GAAP reconciliations for the previous five quarters:

	Three Months Ended
(dollars and shares in thousands, except per share data)	September 30,	June 30,	March 31,	December 31,	September 30,
	2026	2026	2026	2025	2025
Net income per common share:
Net income applicable to common shares	$249,960	$249,381	$229,638	$212,589	$178,533
Adjustments:
Merger-related charges	689	12,109	7,323	24,547	69,274
Pension plan (gain) loss	(893)	(13,240)	—	15,878	—
Debt securities (gains) losses	(5)	34	(75)	(73)	(7)
Distribution of excess pension assets expense	—	—	3,394	—	—
FDIC special assessment	—	—	—	(2,994)	—
Less: tax effect on net total adjustments (2)	(38)	2,091	(2,630)	(8,973)	(16,492)
Net income applicable to common shares, adjusted (1)	$249,713	$250,375	$237,650	$240,974	$231,308
Weighted average diluted common shares outstanding	380,900	383,273	388,054	389,550	390,496
Net income per common share, diluted	$0.66	$0.65	$0.59	$0.55	$0.46
Adjusted net income per common share, diluted (1)	$0.66	$0.65	$0.61	$0.62	$0.59
Tangible common book value:
Shareholders’ common equity	$8,051,492	$8,340,124	$8,266,934	$8,251,069	$8,065,552
Deduct: Goodwill and intangible assets	2,839,096	2,862,427	2,886,419	2,907,986	2,926,960
Tangible shareholders’ common equity (1)	$5,212,396	$5,477,697	$5,380,515	$5,343,083	$5,138,592
Period end common shares	378,639	382,537	386,315	389,662	390,768
Tangible common book value (1)	$13.77	$14.32	$13.93	$13.71	$13.15
Return on average tangible common equity:
Net income applicable to common shares	$249,960	$249,381	$229,638	$212,589	$178,533
Add: Intangible amortization (net of tax) (2)	17,498	17,994	19,217	19,512	19,638
Tangible net income (1)	$267,458	$267,375	$248,855	$232,101	$198,171
Average shareholders’ common equity	$8,311,725	$8,264,486	$8,300,501	$8,147,348	$7,924,856
Deduct: Average goodwill and intangible assets	2,850,422	2,873,898	2,894,824	2,919,924	2,931,319
Average tangible shareholders’ common equity (1)	$5,461,303	$5,390,588	$5,405,677	$5,227,424	$4,993,537
Return on average tangible common equity (1)	19.59%	19.84%	18.41%	17.76%	15.87%
Net interest margin:
Net interest income	$584,287	$578,988	$572,573	$580,832	$574,609
Taxable equivalent adjustment	7,667	7,510	7,849	8,013	7,975
Net interest income - taxable equivalent basis (1)	$591,954	$586,498	$580,422	$588,845	$582,584
Average earning assets	$67,301,047	$66,341,949	$65,433,548	$64,456,815	$64,032,811
Net interest margin (1)	3.52%	3.54%	3.55%	3.65%	3.64%
Efficiency ratio:
Noninterest expense	$355,380	$372,161	$364,704	$386,320	$445,734
Deduct: Intangible amortization expense	23,331	23,992	25,623	26,016	26,184
Noninterest expense excluding intangible amortization expense (1)	$332,049	$348,169	$339,081	$360,304	$419,550
Net interest income - taxable equivalent basis (1) (see above)	$591,954	$586,498	$580,422	$588,845	$582,584
Noninterest income	128,446	153,564	122,346	109,759	130,461
Deduct: Debt securities gains (losses), net	5	(34)	75	73	7
Total revenue excluding debt securities gains (losses) (1)	$720,395	$740,096	$702,693	$698,531	$713,038
Efficiency ratio (1)	46.09%	47.04%	48.25%	51.58%	58.84%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$5,212,396	$5,477,697	$5,380,515	$5,343,083	$5,138,592
Assets	$74,423,980	$74,189,417	$73,002,651	$72,151,967	$71,210,162
Deduct: Goodwill and intangible assets	2,839,096	2,862,427	2,886,419	2,907,986	2,926,960
Tangible assets (1)	$71,584,884	$71,326,990	$70,116,232	$69,243,981	$68,283,202
Tangible common equity to tangible assets (1)	7.28%	7.68%	7.67%	7.72%	7.53%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

The following table presents GAAP to non-GAAP reconciliations for the year-to-date periods:

	Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2026	2025
Net income per common share:
Net income applicable to common shares	$728,979	$440,533
Adjustments:
Merger-related charges	20,121	116,336
Pension plan gain	(14,133)	(21,001)
Distribution of excess pension assets expense	3,394	—
Debt securities (gains) losses	(46)	110
CECL Day 1 non-PCD provision expense	—	75,604
Less: tax effect on net total adjustments (2)	(578)	(43,969)
Net income applicable to common shares, adjusted (1)	$737,737	$567,613
Weighted average diluted common shares outstanding	384,156	357,278
Net income per common share, diluted	$1.90	$1.23
Adjusted net income per common share, diluted (1)	$1.92	$1.59
Tangible common book value:
Shareholders’ common equity	$8,051,492	$8,065,552
Deduct: Goodwill and intangible assets	2,839,096	2,926,960
Tangible shareholders’ common equity (1)	$5,212,396	$5,138,592
Period end common shares	378,639	390,768
Tangible common book value (1)	$13.77	$13.15
Return on average tangible common equity:
Net income applicable to common shares	$728,979	$440,533
Add: Intangible amortization (net of tax) (2)	54,709	39,483
Tangible net income (1)	$783,688	$480,016
Average shareholders’ common equity	$8,292,278	$7,108,424
Deduct: Average goodwill and intangible assets	2,872,886	2,633,858
Average tangible shareholders’ common equity (1)	$5,419,392	$4,474,566
Return on average tangible common equity (1)	19.28%	14.30%
Net interest margin:
Net interest income	$1,735,848	$1,477,042
Taxable equivalent adjustment	23,026	20,398
Net interest income - taxable equivalent basis (1)	$1,758,874	$1,497,440
Average earning assets	$66,365,689	$57,115,572
Net interest margin (1)	3.53%	3.50%
Efficiency ratio:
Noninterest expense	$1,092,245	$1,098,971
Deduct: Intangible amortization expense	72,946	52,644
Noninterest expense excluding intangible amortization expense (1)	$1,019,299	$1,046,327
Net interest income - taxable equivalent basis (1) (see above)	$1,758,874	$1,497,440
Noninterest income	404,356	356,772
Deduct: Debt securities gains (losses), net	46	(110)
Total revenue excluding debt securities gains (losses) (1)	$2,163,184	$1,854,322
Efficiency ratio (1)	47.12%	56.43%
Tangible common equity to tangible assets:
Tangible shareholders’ equity (1) (see above)	$5,212,396	$5,138,592
Assets	$74,423,980	$71,210,162
Deduct: Goodwill and intangible assets	2,839,096	2,926,960
Tangible assets (1)	$71,584,884	$68,283,202
Tangible common equity to tangible assets (1)	7.28%	7.53%
(1)Represents a non-GAAP financial measure.
(2)Calculated using management’s estimate of the annual fully taxable equivalent income tax rates (federal and state).

EXECUTIVE SUMMARY
Old National is the sixth largest commercial bank headquartered in the Midwest by asset size and ranks among the top 25 banking companies headquartered in the United States with consolidated assets of $74.4 billion at September 30, 2026. The Company’s corporate headquarters and principal executive office are located in Evansville, Indiana. Through our wholly owned banking subsidiary and non-bank affiliates, we provide a wide range of services primarily throughout the Midwest and Southeast regions of the United States. In addition to providing extensive services in consumer and commercial banking, Old National offers comprehensive wealth management and capital markets services.
Net income applicable to common shares for the third quarter of 2026 was $250.0 million, or $0.66 per diluted common share, compared to $249.4 million, or $0.65 per diluted common share, for the second quarter of 2026.
Results for the third quarter of 2026 were impacted by $0.7 million in pre-tax merger-related expenses and a $0.9 million pre-tax gain associated with the settlement of the Bremer pension plan. Results for the second quarter of 2026 were impacted by $12.1 million of merger-related expenses and a $13.2 million pre-tax gain associated with the settlement of the Bremer pension plan. Excluding these items and realized debt securities gains, net income applicable to common shares for the third quarter of 2026 was $249.7 million, or $0.66 per diluted common share on an adjusted basis1, compared to $250.4 million, or $0.65 per diluted common share on an adjusted basis1, for the second quarter of 2026.
Our results for the third quarter of 2026 reflect growth in total loans and deposits, disciplined expense management, and strong credit quality and capital.
Deposits:  Period-end total deposits increased $1.5 billion, or 11% annualized, to $57.6 billion at September 30, 2026 compared to June 30, 2026.
Loans:  Our loan balances, excluding loans held-for-sale, increased $375.5 million, or 3% annualized, to $51.1 billion at September 30, 2026 compared to June 30, 2026 reflecting high quality commercial loan production.
Net Interest Income: Net interest income increased $5.3 million to $584.3 million compared to the second quarter of 2026 driven by high quality loan and deposit growth, partly offset by core deposit pricing and funding mix.
Provision for Credit Losses:  Provision for credit losses was $33.6 million compared to $36.2 million in the second quarter of 2026.
Noninterest Income:  Noninterest income was $128.4 million, or $127.5 million excluding a $0.9 million pre-tax gain associated with the settlement of the Bremer pension plan, compared to $153.6 million, or $140.4 million excluding a $13.2 million pre-tax gain associated with the settlement of the Bremer pension plan in the second quarter of 2026. Bank and wealth fees remained resilient as other income normalized from elevated levels in the second quarter of 2026 due to market value adjustments, higher company-owned life insurance income, and an asset recovery.
Noninterest Expense:  Noninterest expense decreased $16.8 million compared to the second quarter of 2026. In the third quarter of 2026, noninterest expense included $0.7 million of merger-related expenses. In the second quarter of 2026, noninterest expense included $12.1 million of merger-related expenses. Excluding these expenses, noninterest expense was $354.7 million for the third quarter of 2026, a decrease of $5.4 million from $360.1 million for the second quarter of 2026 reflecting disciplined expense management.
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National:

(dollars in thousands, except per share data)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Income Statement Summary:
Net interest income	$584,287	$574,609	1.7%	$1,735,848	$1,477,042	17.5%
Provision for credit losses	33,580	26,738	25.6	104,732	164,976	(36.5)
Noninterest income	128,446	130,461	(1.5)	404,356	356,772	13.3
Noninterest expense	355,380	445,734	(20.3)	1,092,245	1,098,971	(0.6)
Net income applicable to common shareholders	249,960	178,533	40.0	728,979	440,533	65.5
Net income per common share - diluted	0.66	0.46	43.5	1.90	1.23	54.5
Other Data:
Return on average common equity	12.03%	9.01%		11.72%	8.26%
Return on average tangible common equity (1)	19.59	15.87		19.28	14.30
Efficiency ratio (1)	46.09	58.84		47.12	56.43
Tier 1 leverage ratio	8.98	8.72		8.98	8.72
Net charge-offs to average loans	0.27	0.25		0.26	0.24
(1)Represents a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” section for reconciliations to GAAP financial measures.
Net Interest Income
Net interest income is the most significant component of our earnings, comprising 81% of revenues for the nine months ended September 30, 2026. Net interest income and net interest margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of interest-earning assets and interest-bearing liabilities.
The Federal Reserve increased interest rates during the third quarter of 2026, but interest rates remained lower compared to those in effect as of September 30, 2025. The Federal Reserve’s Federal Funds Rate is currently in a target range of 3.75% to 4.00%, with the Effective Federal Funds Rate of 3.88% at September 30, 2026 compared to 4.09% at September 30, 2025. Management actively takes balance sheet restructuring, derivative, and deposit pricing actions to help mitigate interest rate risk. See the section of this Item 7 titled “Market Risk” for additional information regarding this risk.
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

(Tax equivalent basis, dollars in thousands)	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,170,557	$10,979	3.72%	$1,159,564	$12,207	4.18%
Investment securities:
Treasury and government sponsored agencies	2,358,480	19,370	3.29%	2,391,564	20,721	3.47%
Mortgage-backed securities	10,479,035	114,368	4.37%	9,854,107	105,596	4.29%
States and political subdivisions	1,417,175	11,844	3.34%	1,577,384	13,109	3.32%
Other securities	824,408	12,488	6.06%	874,728	16,265	7.44%
Total investment securities	15,079,098	158,070	4.19%	14,697,783	155,691	4.24%
Loans: (2)
Commercial	16,207,022	248,740	6.14%	14,722,785	249,569	6.78%
Commercial real estate	22,660,192	346,840	6.12%	21,999,016	356,014	6.47%
Residential real estate loans	8,800,325	104,378	4.74%	8,287,155	95,129	4.59%
Consumer	3,383,853	55,490	6.51%	3,166,508	56,557	7.09%
Total loans	51,051,392	755,448	5.92%	48,175,464	757,269	6.28%
Total earning assets	67,301,047	$924,497	5.49%	64,032,811	$925,167	5.78%
Deduct: Allowance for credit losses on loans	(592,670)			(566,102)
Non-Earning Assets
Cash and due from banks	526,400			492,415
Other assets	7,040,733			7,177,663
Total assets	$74,275,510			$71,136,787

Interest-Bearing Liabilities
Checking and NOW accounts	$11,217,310	$52,484	1.86%	$10,807,113	$52,301	1.92%
Savings accounts	4,878,272	3,071	0.25%	5,009,293	3,866	0.31%
Money market accounts	17,085,773	104,643	2.43%	17,007,426	125,717	2.93%
Time deposits	10,831,986	96,449	3.53%	9,337,597	90,717	3.85%
Total interest-bearing deposits	44,013,341	256,647	2.31%	42,161,429	272,601	2.57%
Federal funds purchased and interbank borrowings	9,668	90	3.69%	157,192	1,816	4.58%
Securities sold under agreements to repurchase	258,721	577	0.88%	289,323	731	1.00%
FHLB advances	6,068,074	59,292	3.88%	5,552,780	57,143	4.08%
Other borrowings	1,449,183	15,937	4.36%	871,996	10,292	4.68%
Total borrowed funds	7,785,646	75,896	3.87%	6,871,291	69,982	4.04%
Total interest-bearing liabilities	$51,798,987	$332,543	2.55%	$49,032,720	$342,583	2.77%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$12,837,453			$12,731,654
Other liabilities	1,083,626			1,203,838
Shareholders’ equity	8,555,444			8,168,575
Total liabilities and shareholders’ equity	$74,275,510			$71,136,787

Net interest income - taxable equivalent basis		$591,954	3.52%		$582,584	3.64%
Taxable equivalent adjustment		(7,667)			(7,975)
Net interest income (GAAP)		$584,287	3.47%		$574,609	3.59%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

(Tax equivalent basis, dollars in thousands)	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
Earning Assets	Average Balance	Income (1)/ Expense	Yield/ Rate	Average Balance	Income (1)/ Expense	Yield/ Rate
Money market and other interest-earning investments	$1,199,047	$33,044	3.68%	$1,126,460	$35,813	4.25%
Investment securities:
Treasury and government sponsored agencies	2,375,485	57,484	3.23%	2,369,307	61,560	3.46%
Mortgage-backed securities	10,392,449	332,990	4.27%	8,249,480	247,853	4.01%
States and political subdivisions	1,463,885	36,402	3.32%	1,594,912	39,753	3.32%
Other securities	830,985	38,260	6.14%	872,430	42,547	6.50%
Total investment securities	15,062,804	465,136	4.12%	13,086,129	391,713	3.99%
Loans: (2)
Commercial	15,771,532	720,843	6.09%	12,803,059	634,610	6.61%
Commercial real estate	22,319,323	1,022,713	6.11%	19,432,867	918,371	6.30%
Residential real estate loans	8,686,561	306,493	4.70%	7,636,955	251,629	4.39%
Consumer	3,326,422	163,409	6.57%	3,030,102	160,814	7.10%
Total loans	50,103,838	2,213,458	5.89%	42,902,983	1,965,424	6.11%
Total earning assets	66,365,689	$2,711,638	5.45%	57,115,572	$2,392,950	5.59%
Deduct: Allowance for credit losses on loans	(582,180)			(457,192)
Non-Earning Assets
Cash and due from banks	540,143			430,891
Other assets	7,025,532			6,331,698
Total assets	$73,349,184			$63,420,969

Interest-Bearing Liabilities
Checking and NOW	$11,097,532	$146,128	1.76%	$9,512,075	$123,627	1.74%
Savings	4,916,410	9,114	0.25%	4,891,083	11,251	0.31%
Money market	16,706,478	304,502	2.44%	14,697,398	328,533	2.99%
Time deposits	10,246,260	267,738	3.49%	8,215,063	239,773	3.90%
Total interest-bearing deposits	42,966,680	727,482	2.26%	37,315,619	703,184	2.52%
Federal funds purchased and interbank borrowings	18,532	504	3.64%	131,341	4,394	4.47%
Securities sold under agreements to repurchase	258,927	1,732	0.89%	286,137	1,918	0.90%
FHLB advances	6,310,172	179,088	3.79%	5,355,597	158,081	3.95%
Other borrowings	1,328,586	43,958	4.42%	792,708	27,933	4.71%
Total borrowed funds	7,916,217	225,282	3.80%	6,565,783	192,326	3.92%
Total interest-bearing liabilities	$50,882,897	$952,764	2.50%	$43,881,402	$895,510	2.73%

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand deposits	$12,862,492			$11,145,709
Other liabilities	1,067,798			1,041,715
Shareholders’ equity	8,535,997			7,352,143
Total liabilities and shareholders’ equity	$73,349,184			$63,420,969

Net interest income - taxable equivalent basis		$1,758,874	3.53%		$1,497,440	3.50%
Taxable equivalent adjustment		(23,026)			(20,398)
Net interest income (GAAP)		$1,735,848	3.49%		$1,477,042	3.45%
(1)Interest income is reflected on a fully taxable equivalent basis.
(2)Includes loans held-for-sale.

The following table presents the dollar amount of changes in taxable equivalent net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid.

	From Three Months Ended September 30, 2025 to Three Months Ended September 30, 2026			From Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2026
	Total Change (1)	Attributed to		Total Change (1)	Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest Income
Money market and other interest-earning investments	$(1,228)	$103	$(1,331)	$(2,769)	$2,163	$(4,932)
Investment securities (2)	2,379	4,018	(1,639)	73,423	60,104	13,319
Loans (3)	(1,821)	43,851	(45,672)	248,034	324,063	(76,029)
Total interest income	(670)	47,972	(48,642)	318,688	386,330	(67,642)
Interest Expense
Checking and NOW deposits	183	1,937	(1,754)	22,501	20,767	1,734
Savings deposits	(795)	(94)	(701)	(2,137)	55	(2,192)
Money market deposits	(21,074)	439	(21,513)	(24,031)	40,909	(64,940)
Time deposits	5,732	13,822	(8,090)	27,965	56,296	(28,331)
Federal funds purchased and interbank borrowings	(1,726)	(1,533)	(193)	(3,890)	(3,425)	(465)
Securities sold under agreements to repurchase	(154)	(73)	(81)	(186)	(182)	(4)
FHLB advances	2,149	5,136	(2,987)	21,007	27,681	(6,674)
Other borrowings	5,645	6,549	(904)	16,025	18,335	(2,310)
Total interest expense	(10,040)	26,183	(36,223)	57,254	160,436	(103,182)
Net interest income	$9,370	$21,789	$(12,419)	$261,434	$225,894	$35,540
(1)The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(2)Interest income on investment securities includes taxable equivalent adjustments of $2.4 million and $7.3 million during the three and nine months ended September 30, 2026, respectively, and $2.6 million and $7.9 million during the three and nine months ended September 30, 2025, respectively; using the federal statutory rate in effect of 21%.
(3)Interest income on loans includes taxable equivalent adjustments of $5.3 million and $15.7 million during the three and nine months ended September 30, 2026, respectively, and $5.4 million and $12.5 million during the three and nine months ended September 30, 2025, respectively; using the federal statutory rate in effect of 21%.
The increase in net interest income for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was driven by strong loan growth and core deposit pricing, partly offset by deposit growth and funding mix. In addition, the comparison between the nine months ended September 30, 2026 to the same period in 2025 was impacted by the acquisition of Bremer.
The decrease in net interest margin on a fully taxable equivalent basis for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to deposit growth and lower yields on loans, partly offset by loan growth and core deposit pricing. The increase in net interest margin on a fully taxable equivalent basis for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to the impact of Bremer, loan growth, and lower core deposit pricing, partly offset by deposit growth and lower yields on loans. The yield on interest earning assets decreased 29 basis points and the cost of interest-bearing liabilities decreased 22 basis points in the three months ended September 30, 2026 compared to the same quarter a year ago. The yield on interest earning assets decreased 14 basis points and the cost of interest-bearing liabilities decreased 23 basis points in the nine months ended September 30, 2026 compared to the same period a year ago.
Average earning assets increased $3.3 billion and $9.3 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 reflecting strong loan growth. In addition, the nine months ended September 30, 2026 was impacted by the acquisition of Bremer loans and securities acquired.
Average loans, including loans held-for-sale, increased $2.9 billion and $7.2 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 reflecting strong commercial and commercial real estate loan growth. The increase for the nine months ended September 30, 2026 compared to the same period in 2025 also reflected Bremer loans acquired.

Average noninterest-bearing deposits increased $105.8 million while average interest-bearing deposits increased $1.9 billion for the three months ended September 30, 2026 when compared to the same period in 2025 reflecting organic growth. Average noninterest-bearing deposits increased $1.7 billion while average interest-bearing deposits increased $5.7 billion for the nine months ended September 30, 2026 when compared to the same period in 2025 reflecting Bremer deposits assumed and organic growth.
Provision for Credit Losses
The following table details the components of the provision for credit losses:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Provision for credit losses on loans	$33,237	$24,003	38.5%	$108,491	$154,292	(29.7)%
Provision (release) for credit losses on unfunded loan commitments	343	2,735	(87.5)	(3,759)	10,684	(135.2)
Total provision for credit losses	$33,580	$26,738	25.6%	$104,732	$164,976	(36.5)%

Net (charge-offs) recoveries on non-PCD loans	$(29,970)	$(19,000)	57.7%	$(78,421)	$(61,199)	28.1%
Net (charge-offs) recoveries on PCD loans	(4,120)	(11,038)	(62.7)	(19,932)	(16,983)	17.4
Total net (charge-offs) recoveries on loans	$(34,090)	$(30,038)	13.5%	$(98,353)	$(78,182)	25.8%
Net charge-offs (recoveries) to average loans	0.27%	0.25%	7.1%	0.26%	0.24%	7.7
Total provision for credit losses on loans increased in the three months ended September 30, 2026 compared to the same period in 2025 primarily due to loan growth and higher net charge-offs. Total provision for credit losses on loans decreased in the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to $75.6 million to establish an allowance for credit losses on non-PCD Bremer loans and unfunded loan commitments acquired in the nine months ended September 30, 2025, partly offset by loan growth. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
Noninterest Income
We generate revenues in the form of noninterest income through client fees, sales commissions, and gains and losses from our core banking franchise and other related businesses, such as wealth management, investment consulting, and investment products. The following table details the components in noninterest income:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Wealth and investment services fees	$42,244	$39,684	6.5%	$124,057	$105,149	18.0%
Service charges on deposit accounts	29,187	27,856	4.8	84,133	72,890	15.4
Debit card and ATM fees	13,325	13,197	1.0	38,455	36,110	6.5
Mortgage banking revenue	8,966	10,442	(14.1)	29,683	27,353	8.5
Capital markets income	12,348	12,629	(2.2)	35,693	24,249	47.2
Company-owned life insurance	7,326	7,565	(3.2)	23,418	19,571	19.7
Debt securities gains (losses), net	5	7	(28.6)	46	(110)	(141.8)
Other income	15,045	19,081	(21.2)	68,871	71,560	(3.8)
Total noninterest income	$128,446	$130,461	(1.5)%	$404,356	$356,772	13.3%
Noninterest income for the three months ended September 30, 2026 included a $0.9 million gain in other income associated with the settlement of the Bremer pension plan. Strong year-over-year growth in fee-based businesses was partly offset by lower mortgage banking and capital markets volumes. In addition, other income was elevated for the three months ended September 30, 2025.
Noninterest income for the nine months ended September 30, 2026 included a $14.1 million gain in other income associated with the settlement of the Bremer pension plan. Noninterest income for the nine months ended September 30, 2025 included a $21.0 million gain in other income associated with the freezing of benefits of the Bremer pension plan. Excluding these gains, noninterest income increased $54.5 million for the nine months ended September 30, 2026, compared to the same period in 2025 driven by the acquisition of Bremer in May 2025, as well as organic growth of fee-based businesses.
Noninterest Expense
The following table details the components in noninterest expense:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Salaries and employee benefits	$180,018	$211,345	(14.8)%	$548,856	$561,762	(2.3)%
Occupancy	34,784	34,442	1.0	105,231	93,927	12.0
Equipment	11,326	12,703	(10.8)	34,478	34,170	0.9
Marketing	16,462	15,093	9.1	48,497	40,792	18.9
Technology	27,529	36,122	(23.8)	86,184	89,594	(3.8)
Communication	6,323	7,742	(18.3)	18,649	16,890	10.4
Professional fees	12,260	13,598	(9.8)	35,351	43,448	(18.6)
FDIC assessment	13,243	14,095	(6.0)	40,591	37,204	9.1
Amortization of intangibles	23,331	26,184	(10.9)	72,946	52,644	38.6
Amortization of tax credit investments	8,131	7,057	15.2	23,049	16,296	41.4
Other expense	21,973	67,353	(67.4)	78,413	112,244	(30.1)
Total noninterest expense	$355,380	$445,734	(20.3)%	$1,092,245	$1,098,971	(0.6)%
Noninterest expense included $0.7 million and $69.3 million of merger-related expenses for the three months ended September 30, 2026 and 2025, respectively. Excluding these expenses, noninterest expense decreased to $354.7 million for the three months ended September 30, 2026, compared to $376.5 million for the three months ended September 30, 2025. This decrease was driven primarily by disciplined expense management.
Noninterest expense included $20.1 million and $116.3 million of merger-related expenses for the nine months ended September 30, 2026 and 2025, respectively. Noninterest expense for the nine months ended September 30, 2026 also included a $3.4 million non-cash, pre-tax expense associated with the distribution of excess pension assets with the resolution of the legacy First Midwest plan. Excluding these expenses, noninterest expense increased to $1.1 billion for the nine months ended September 30, 2026, compared to $982.6 million for the nine months ended September 30, 2025. This increase was driven primarily by operating costs and additional amortization of intangibles related to the acquisition of Bremer.
Amortization of tax credit investments increased $1.1 million and $6.8 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 primarily due to additional amortization related to the Bremer acquisition. In addition, the recognition of tax credit amortization expense is contingent upon the successful completion of the rehabilitation of a historic building or completion of a solar project within the reporting period. Many factors including weather, labor availability, building regulations, inspections, and other unexpected construction delays related to a rehabilitation project can cause a project to exceed its estimated completion date. See Note 9 to the consolidated financial statements for additional information on our tax credit investments.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by a tax benefit from our tax credit investments and interest on tax-exempt securities and loans. The effective tax rate was 21.6% and 21.4% for the three and nine months ended

September 30, 2026, respectively, compared to 21.5% and 20.6% for the three and nine months ended September 30, 2025, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026 compared to the same period in 2025 reflected an increase in state income taxes. See Note 14 to the consolidated financial statements for additional information. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2026 based on the current estimate of the effective annual rate.
FINANCIAL CONDITION
Overview
At September 30, 2026, our assets were $74.4 billion, a $2.3 billion increase compared to assets of $72.2 billion at December 31, 2025, reflective of strong loan growth.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held-for-sale, money market investments, interest-earning accounts with the Federal Reserve, and equity securities. Earning assets were $67.1 billion at September 30, 2026, a $2.2 billion increase compared to earning assets of $65.0 billion at December 31, 2025.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity based on fluctuating interest rates or changes in our funding requirements.
The investment securities portfolio, including equity securities, was $14.8 billion at September 30, 2026, compared to $14.9 billion at December 31, 2025. Investment securities represented 22% of earning assets at September 30, 2026, compared to 23% at December 31, 2025. At September 30, 2026, we had no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.
The investment securities available-for-sale portfolio had net unrealized losses of $1.1 billion and $570.4 million at September 30, 2026 and December 31, 2025, respectively. The investment securities held-to-maturity portfolio had net unrealized losses of $559.0 million and $355.3 million at September 30, 2026 and December 31, 2025, respectively. Net unrealized losses in both portfolios increased during the nine months ended September 30, 2026 reflecting the impact of higher rates.
The investment securities available-for-sale portfolio including securities hedges had an effective duration of 4.65 at September 30, 2026, compared to 3.80 at December 31, 2025. The total investment securities portfolio had an effective duration of 5.15 at September 30, 2026, compared to 4.51 at December 31, 2025. Effective duration represents the percentage change in the fair value of the portfolio in response to a change in interest rates and is used to evaluate the portfolio’s price volatility at a single point in time. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on investment securities, on a taxable equivalent basis, were 4.19% and 4.12% for the three and nine months ended September 30, 2026, respectively, compared to 4.24% and 3.99% for the three and nine months ended September 30, 2025, respectively.

Loan Portfolio
We lend to consumer and commercial clients in many diverse industries including real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture, among others. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. The following table presents the composition of the loan portfolio:

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Commercial	$16,260,724	$14,983,861	$1,276,863	8.5%
Commercial real estate	22,692,502	22,050,007	642,495	2.9
Residential real estate	8,770,515	8,467,496	303,019	3.6
Consumer	3,424,322	3,262,798	161,524	5.0
Total loans	$51,148,063	$48,764,162	$2,383,901	4.9%
The following table presents the composition of the loan portfolio by state:

(dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total Loans	Percent of Total
September 30, 2026
Minnesota	$2,674,771	$5,100,539	$1,870,987	$408,973	$10,055,270	20%
Illinois	3,113,734	3,399,973	1,449,081	658,156	8,620,944	17%
Indiana	1,879,476	1,906,985	1,100,280	993,707	5,880,448	11%
Wisconsin	1,181,067	2,655,086	544,851	197,600	4,578,604	9%
Michigan	876,523	1,381,135	639,659	282,560	3,179,877	6%
Tennessee	464,512	1,232,853	334,266	232,355	2,263,986	4%
Kentucky	388,272	616,456	270,088	415,683	1,690,499	3%
North Dakota	442,799	922,152	130,603	31,768	1,527,322	3%
Texas	435,633	778,031	283,793	10,734	1,508,191	3%
Florida	366,897	620,757	339,406	35,855	1,362,915	3%
Ohio	646,790	461,093	10,987	17,976	1,136,846	2%
Other	3,790,250	3,617,442	1,796,514	138,955	9,343,161	18%
Total	$16,260,724	$22,692,502	$8,770,515	$3,424,322	$51,148,063	100%
Geographic location in the preceding table is determined by collateral location for real estate loans and borrower location for non-real estate loans.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classifications within earning assets, representing 58% at September 30, 2026, compared to 57% at December 31, 2025. At September 30, 2026, commercial and commercial real estate loans were $39.0 billion, an increase of $1.9 billion from December 31, 2025 driven primarily by disciplined commercial loan production.

The following table provides detail on commercial loans by industry classification (as defined by the North American Industry Classification System) and by loan size.

	September 30, 2026			December 31, 2025
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Industry:
Health care and social assistance	$3,084,527	$3,835,798	$10,466	$2,805,380	$3,464,934	$24,489
Manufacturing	2,761,140	4,244,009	17,831	2,139,977	3,614,096	16,915
Real estate rental and leasing	1,450,177	1,996,951	19,618	1,518,886	2,274,601	25,021
Construction	1,228,698	2,468,543	12,209	1,064,375	2,333,033	6,996
Wholesale trade	1,133,903	1,895,083	1,728	1,049,963	1,927,612	4,154
Accommodation and food services	1,103,447	1,307,291	42,354	1,159,348	1,422,249	19,153
Professional, scientific, and technical services	860,443	1,406,954	4,705	795,520	1,367,099	6,298
Agriculture, forestry, fishing, and hunting	705,091	1,008,333	307	776,845	1,126,107	5,393
Finance and insurance	696,955	1,438,537	303	678,034	1,305,205	317
Retail trade	523,048	759,679	10,336	486,717	777,389	13,121
Administrative and support and waste management and remediation services	488,439	690,330	33,848	440,155	667,738	4,552
Transportation and warehousing	378,286	505,033	16,268	474,426	634,311	29,733
Arts, Entertainment, and Recreation	355,617	480,667	9,015	303,815	419,632	3,153
Educational services	322,378	476,615	2	295,001	472,694	8
Public administration	293,010	317,894	—	306,621	344,205	—
Other services	263,857	417,360	14,249	270,337	435,139	11,969
Other	611,708	1,037,728	12,827	418,461	886,189	2,570
Total	$16,260,724	$24,286,805	$206,066	$14,983,861	$23,472,233	$173,842
By Loan Size:
Less than $200,000	2%	2%	2%	5%	3%	10%
$200,000 to $1,000,000	9	9	9	12	10	16
$1,000,000 to $5,000,000	19	21	35	25	24	42
$5,000,000 to $10,000,000	14	14	13	17	16	21
$10,000,000 to $25,000,000	26	25	16	23	25	11
Greater than $25,000,000	30	29	25	18	22	—
Total	100%	100%	100%	100%	100%	100%
(1)    Includes unfunded loan commitments.
The following table provides detail on commercial real estate loans classified by property type.

	September 30, 2026			December 31, 2025
(dollars in thousands)	Outstanding	Exposure(1)	Nonaccrual	Outstanding	Exposure(1)	Nonaccrual
By Property Type:
Multifamily	$6,842,761	$8,498,527	$43,770	$6,648,859	$7,978,053	$104,993
Warehouse / Industrial	4,571,417	4,884,140	10,151	4,180,226	4,481,580	5,144
Retail	3,239,412	3,401,329	22,645	3,225,434	3,373,296	21,636
Office	2,978,644	3,178,883	43,514	2,705,874	2,891,180	49,201
Senior housing	1,166,377	1,184,443	9,164	1,269,488	1,307,281	29,723
Single family	567,516	587,691	1,858	616,035	632,748	4,826
Other (2)	3,326,375	3,588,405	17,064	3,404,091	3,694,867	30,737
Total	$22,692,502	$25,323,418	$148,166	$22,050,007	$24,359,005	$246,260
(1)    Includes unfunded loan commitments.
(2)    Other includes commercial development, agriculture real estate, hotels, self-storage, land development, religion, and mixed-use properties.
The mix of properties securing the loans in our commercial real estate portfolio is comprised of owner-occupied and non-owner-occupied categories and is diverse in terms of type and geographic location, generally within the

Company’s primary market area. Approximately 27% of the commercial real estate portfolio is owner-occupied at September 30, 2026, compared to 29% at December 31, 2025.
The Company actively reviews its broader loan portfolio in the normal course of business and has performed a targeted review of contractual maturities in its non-owner-occupied commercial real estate portfolio as part of its response to current market conditions to identify exposure to credit risk associated with renewals. At September 30, 2026, the Company held $540.1 million of non-owner-occupied commercial real estate loans, or 1% of total loans, that mature within 18 months with an interest rate below 4%.
Residential Real Estate Loans
At September 30, 2026, residential real estate loans held in our loan portfolio were $8.8 billion, an increase of $303.0 million compared to December 31, 2025. Changes in interest rates may impact the number of refinancings and new originations of residential real estate loans. If interest rates decrease in the future, there may be an increase in refinancings and new originations of residential real estate loans. Conversely, future increases in interest rates may result in a decline in the level of refinancings and new originations of residential real estate loans.
Consumer Loans
Consumer loans, including automobile loans, personal, and home equity loans and lines of credit, increased $161.5 million to $3.4 billion at September 30, 2026 compared to December 31, 2025.
Funding
The following table summarizes Old National’s total funding, comprised of deposits and wholesale borrowings:

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Deposits:
Noninterest-bearing demand	$12,847,561	$13,247,483	$(399,922)	(3.0)%
Interest-bearing:
Checking and NOW	11,177,144	10,740,919	436,225	4.1%
Savings	4,812,222	4,909,138	(96,916)	(2.0)%
Money market	17,949,816	16,529,631	1,420,185	8.6%
Time deposits	10,852,364	9,661,024	1,191,340	12.3%
Total deposits	57,639,107	55,088,195	2,550,912	4.6%
Wholesale borrowings:
Federal funds purchased and interbank borrowings	484	100,197	(99,713)	(99.5)%
Securities sold under agreements to repurchase	240,698	261,366	(20,668)	(7.9)%
Federal Home Loan Bank advances	5,484,611	6,237,375	(752,764)	(12.1)%
Other borrowings	1,408,438	852,429	556,009	65.2%
Total wholesale borrowings	7,134,231	7,451,367	(317,136)	(4.3)%
Total funding	$64,773,338	$62,539,562	$2,233,776	3.6%
The increase in total deposits was due to organic growth. We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale funding as a percentage of total funding was 11% at September 30, 2026, compared to 12% at December 31, 2025. The increase in other borrowings was due to the issuance and sale of $450.0 million aggregate principal amount of subordinated notes in January 2026. The Company intends to use the net proceeds from this offering for general corporate purposes.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2026 increased $237.8 million compared to December 31, 2025 primarily due to higher derivative liabilities.
Capital
Shareholders’ equity totaled $8.3 billion at September 30, 2026, compared to $8.5 billion at December 31, 2025. Retained earnings were offset by changes in unrealized losses on available-for-sale investment securities that decreased equity by $423.5 million, the repurchase of 12.2 million shares of Common Stock under share repurchase plans that were approved by the Company’s Board of Directors, which reduced equity by $301.6 million, and dividends totaling $179.1 million during the nine months ended September 30, 2026. As of September 30, 2026, Old National had remaining authorization to repurchase up to $176.6 million of its outstanding Common Stock through February 28, 2027.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2026, Old National and its bank subsidiary exceeded the regulatory minimums, and Old National Bank met the regulatory definition of “well-capitalized” based on the most recent regulatory definition.
Old National’s consolidated capital position remains strong as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines		September 30, 2026	December 31, 2025
Tier 1 capital to total average assets (leverage ratio)	4.00%	N/A	%	8.98%	8.90%
Common equity Tier 1 capital to risk-weighted total assets	7.00	N/A		11.11	11.08
Tier 1 capital to risk-weighted total assets	8.50	6.00		11.54	11.53
Total capital to risk-weighted total assets	10.50	10.00		13.59	12.85
Shareholders’ equity to assets	N/A	N/A		11.15	11.77
Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following key industry ratios.

	Regulatory Guidelines Minimum	Prompt Corrective Action "Well Capitalized" Guidelines	September 30, 2026	December 31, 2025
Tier 1 capital to total average assets (leverage ratio)	4.00%	5.00%	8.90%	8.52%
Common equity Tier 1 capital to risk-weighted total assets	7.00	6.50	11.45	11.05
Tier 1 capital to risk-weighted total assets	8.50	8.00	11.45	11.05
Total capital to risk-weighted total assets	10.50	10.00	12.35	12.00
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
Asset Quality
We lend to consumer and commercial clients in many diverse industries including, among others, real estate rental and leasing, manufacturing, healthcare, wholesale trade, construction, and agriculture. Old National manages concentrations of credit exposure by industry, product, geography, client relationship, and loan size. At September 30, 2026, our average commercial loan size was approximately $969,000 and our average commercial real estate loan size was approximately $1,731,000. At September 30, 2026, we had minimal exposure to foreign borrowers and no sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily in the Midwest and Southeast regions of the United States.
The following table presents a summary of under-performing assets as well as criticized and classified assets:

(dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$470,196	$521,245
Past due loans (90 days or more and still accruing)	4,079	2,691
Foreclosed assets	2,885	6,235
Total under-performing assets	$477,160	$530,171
Classified loans (includes nonaccrual, past due 90 days or more, and other problem loans)	$2,211,963	$2,283,157
Other classified assets (1)	6,861	20,616
Special mention loans	608,806	805,901
Total criticized and classified assets	$2,827,630	$3,109,674
Asset Quality Ratios:
Nonaccrual loans/total loans (2)	0.92%	1.07%
Under-performing assets/total loans (2)	0.93	1.09
Under-performing assets/total assets	0.64	0.73
Allowance for credit losses on loans/under-performing assets	121.48	107.42
Allowance for credit losses on loans/nonaccrual loans	123.28	109.26
(1)Includes investment securities that fell below investment grade rating.
(2)Loans exclude loans held-for-sale.
Under-performing assets decreased to $477.2 million at September 30, 2026, compared to $530.2 million at December 31, 2025. Under-performing assets as a percentage of total loans at September 30, 2026 were 0.93%, a 16 basis points decrease from 1.09% at December 31, 2025.
Nonaccrual loans decreased $51.0 million from December 31, 2025 to September 30, 2026 driven by active portfolio management. As a percentage of nonaccrual loans, the allowance for credit losses on loans was 123.28% at September 30, 2026, compared to 109.26% at December 31, 2025.
Total criticized and classified assets were $2.8 billion at September 30, 2026, a decrease of $282.0 million from December 31, 2025. Other classified assets include investment securities that fell below investment grade rating totaling $6.9 million at September 30, 2026, compared to $20.6 million at December 31, 2025.
Allowance for Credit Losses on Loans and Unfunded Commitments
Net charge-offs on loans totaled $34.1 million during the three months ended September 30, 2026, compared to $30.0 million for the same period in 2025. Annualized, net charge-offs to average loans were 0.27% and 0.25% for the three months ended September 30, 2026 and 2025, respectively. Annualized, net charge-offs to average loans excluding PCD loans were 0.24% and 0.17% for the three months ended September 30, 2026 and 2025, respectively. Net charge-offs on loans totaled $98.4 million during the nine months ended September 30, 2026, compared to $78.2 million for the same period in 2025. Annualized, net charge-offs to average loans were 0.26% and 0.24% for the nine months ended September 30, 2026 and 2025, respectively. Annualized, net charge-offs to average loans excluding PCD loans were 0.22% and 0.20% for the nine months ended September 30, 2026 and 2025, respectively.
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
During the third quarter of 2026, the Company completed a recalibration of its estimated credit loss models, incorporating additional loan performance history, enhancements to the expected cash flows assumptions, and multiple forward-looking economic forecasts, which did not have a material impact on the overall allowance for loan loss coverage or the related significant accounting policy.
The allowance for credit losses on loans was $579.7 million at September 30, 2026, compared to $569.5 million at December 31, 2025. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.
We maintain an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for unfunded loan commitments is included in the provision for credit losses. The allowance for credit losses on unfunded loan commitments totaled $31.9 million at September 30, 2026, compared to $35.6 million at December 31, 2025.
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

The following table illustrates our projected net interest income sensitivity over a two-year cumulative horizon based on the asset/liability model at September 30, 2026 and 2025:

	Immediate Rate Decrease			September 30, 2026 Forward Curve		Immediate Rate Increase
(dollars in thousands)	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2026
Projected interest income:
Money market, other interest earning investments, and investment securities	$1,171,485	$1,303,214	$1,444,466	$1,571,590	$1,529,976	$1,606,105	$1,677,606	$1,744,576
Loans	4,302,521	4,959,533	5,611,822	6,737,122	6,268,470	6,904,565	7,531,105	8,152,199
Total interest income	5,474,006	6,262,747	7,056,288	8,308,712	7,798,446	8,510,670	9,208,711	9,896,775
Projected interest expense:
Deposits	445,823	843,205	1,344,249	2,241,814	1,879,972	2,365,693	2,851,424	3,337,151
Borrowings	410,203	571,791	750,415	1,047,023	933,294	1,105,108	1,276,913	1,448,739
Total interest expense	856,026	1,414,996	2,094,664	3,288,837	2,813,266	3,470,801	4,128,337	4,785,890
Net interest income	$4,617,980	$4,847,751	$4,961,624	$5,019,875	$4,985,180	$5,039,869	$5,080,374	$5,110,885
Change from base	$(367,200)	$(137,429)	$(23,556)	$34,695		$54,689	$95,194	$125,705
% change from base	(7.37)%	(2.76)%	(0.47)%	0.70%		1.10%	1.91%	2.52%

	Immediate Rate Decrease			September 30, 2025 Forward Curve		Immediate Rate Increase
	-300 Basis Points	-200 Basis Points	-100 Basis Points		Base	+100 Basis Points	+200 Basis Points	+300 Basis Points
September 30, 2025
Projected interest income:
Money market, other interest earning investments, and investment securities	$999,607	$1,133,037	$1,243,065	$1,326,205	$1,347,047	$1,414,490	$1,465,366	$1,513,792
Loans	4,111,169	4,724,332	5,322,745	5,531,692	5,903,821	6,465,088	7,016,893	7,565,404
Total interest income	5,110,776	5,857,369	6,565,810	6,857,897	7,250,868	7,879,578	8,482,259	9,079,196
Projected interest expense:
Deposits	461,733	864,580	1,307,043	1,456,812	1,773,997	2,227,048	2,656,621	3,086,179
Borrowings	398,856	528,388	658,503	721,198	806,401	963,163	1,119,933	1,276,636
Total interest expense	860,589	1,392,968	1,965,546	2,178,010	2,580,398	3,190,211	3,776,554	4,362,815
Net interest income	$4,250,187	$4,464,401	$4,600,264	$4,679,887	$4,670,470	$4,689,367	$4,705,705	$4,716,381
Change from base	$(420,283)	$(206,069)	$(70,206)	$9,417		$18,897	$35,235	$45,911
% change from base	(9.00)%	(4.41)%	(1.50)%	0.20%		0.40%	0.75%	0.98%

The following table illustrates the upper bound, Federal Funds Rate assumed in the simulation above at September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
Basis Point Change Scenario	Federal Funds Rate (1)	Month 12 (2)	Federal Funds Rate (1)	Month 12 (2)
+300	4.00%	7.00%	4.25%	7.25%
+200	4.00%	6.00%	4.25%	6.25%
+100	4.00%	5.00%	4.25%	5.25%
Base	4.00%	4.00%	4.25%	4.25%
-100	4.00%	3.00%	4.25%	3.25%
-200	4.00%	2.00%	4.25%	2.25%
-300	4.00%	1.00%	4.25%	1.25%
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
We use cash flow and fair value hedges, primarily interest rate swaps, collars, and floors, to mitigate interest rate risk. Derivatives designated as hedging instruments were in a net liability position with a fair value loss of $74.7 million at September 30, 2026, compared to a net asset position with a fair value gain of $14.8 million at December 31, 2025. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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

A maturity schedule for Old National Bank’s time deposits is shown in the following table at September 30, 2026.

(dollars in thousands)
Maturity Bucket	Amount	Rate
2026	$3,917,561	4.92%
2027	6,484,226	3.66
2028	356,248	3.69
2029	44,730	2.58
2030	22,647	4.11
2031 and beyond	26,952	3.45
Total	$10,852,364	4.12%
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital, and earnings.
The credit ratings of Old National and Old National Bank at September 30, 2026 are shown in the following table.

Moody’s Investors Service
	Long-term	Short-term
Old National	Baa1	N/A
Old National Bank	A1	P-1
Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. At September 30, 2026, Old National and its subsidiaries had the following availability of liquid funds and borrowings:

(dollars in thousands)	September 30, 2026
Available liquid funds:
Cash and due from banks	$1,679,028
Unencumbered government-issued debt securities	5,788,049
Unencumbered investment grade municipal securities	86,555
Unencumbered corporate securities	30,149
Availability of borrowings*:
Amount available from Federal Reserve discount window	4,187,004
Amount available from Federal Home Loan Bank	8,999,779
Total available funds	$20,770,564
* Based on collateral pledged
Old National Bancorp has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows, and funds used for acquisitions. Old National Bancorp can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit, and through the issuance of debt securities. Additionally, Old National Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At September 30, 2026, Old National Bancorp’s other borrowings outstanding were $648.3 million. Management believes the Company has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
07/01/26 - 07/31/26	4,733	$26.23	—	$276,639,779
08/01/26 - 08/31/26	204,716	25.76	200,000	271,492,309
09/01/26 - 09/30/26	3,737,356	25.41	3,734,742	176,605,252
Total	3,946,805	$25.43	3,934,742	$176,605,252
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
(c)No “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K was adopted, modified, or terminated during the three months ended September 30, 2026.

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

101
The following materials from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Old National’s Form 10-Q Report for the quarterly period ended September 30, 2026, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ John V. Moran, IV
John V. Moran, IV
Senior Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: October 28, 2026